Form 10-Q
period 1994-01-31
PARAMOUNT COMMUNICATIONS INC /DE/
filed 1994-03-08
CIK 44482

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

                          ---------------------------
                                   FORM 10-Q



          (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1994
             COMMISSION FILE NUMBER 1-5404

                                       OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


                         PARAMOUNT COMMUNICATIONS INC.

             (Exact name of registrant as specified in its charter)




                                    DELAWARE                                                     74-1330475
                        (State or other jurisdiction of                               (IRS Employer Identification No.)
                         incorporation or organization)


                     15 COLUMBUS CIRCLE, NEW YORK, NEW YORK                                      10023-7780
                    (Address of principal executive offices)                                     (Zip Code)



        Registrant's telephone number, including area code 212-373-8000.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ] .     No  [   ] .


At March 4, 1994, 122,787,610 shares of the registrant's Common Stock, $1 par value, were outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PARAMOUNT COMMUNICATIONS INC.


                                     INDEX



                                                                                                        PAGE
                                                                                                        ----
PART I. FINANCIAL INFORMATION

         Consolidated Statement of Earnings --
            Three Months and Nine Months Ended January 31, 1994 and 1993  . . . . . . . . . . . . .      2

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . .      3

         Consolidated Balance Sheet --
            January 31, 1994 and April 30, 1993   . . . . . . . . . . . . . . . . . . . . . . . . .      9

         Consolidated Statement of Cash Flows --
            Nine Months Ended January 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . .     10

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .     11

PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

                         PARAMOUNT COMMUNICATIONS INC.

                         PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              JANUARY 31                  JANUARY 31
                                                                          ------------------          -----------------
                                                                          1994         1993           1994         1993
                                                                          ----         ----           ----         ----
                                                                               (IN MILLIONS, EXCEPT PER SHARE)
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,013.5    $   943.7      $ 3,757.0    $ 3,210.1

Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . .          784.2        648.8        2,545.0      2,005.5
Selling, general and administrative expenses  . . . . . . . . . .          281.6        293.1          914.0        884.5
                                                                       ---------    ---------      ---------    ---------
                                                                         1,065.8        941.9        3,459.0      2,890.0
                                                                       ---------    ---------      ---------    ---------
OPERATING INCOME (LOSS)   . . . . . . . . . . . . . . . . . . . .          (52.3)         1.8          298.0        320.1

Other income (expense)  . . . . . . . . . . . . . . . . . . . . .            0.8         (1.5)          (2.7)        (1.5)

Interest and other investment income (expense) -- net
    Interest expense  . . . . . . . . . . . . . . . . . . . . . .          (24.5)       (24.2)         (70.6)       (78.2)
    Interest and other investment income  . . . . . . . . . . . .           19.7         22.7           53.1         87.0
                                                                       ---------    ---------      ---------    ---------
                                                                            (4.8)        (1.5)         (17.5)         8.8
                                                                       ---------    ---------      ---------    ---------

EARNINGS (LOSS) BEFORE INCOME TAXES   . . . . . . . . . . . . . .          (56.3)        (1.2)         277.8        327.4
Provision (benefit) for income taxes - Note A . . . . . . . . . .          (19.7)        (1.3)          97.2        101.8
                                                                       ---------    ---------      ---------    ---------

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE . . . . . . . . . . . . . . . . .          (36.6)         0.1          180.6        225.6
Extraordinary item - Note D . . . . . . . . . . . . . . . . . . .                                                    (8.8)
Cumulative effect of accounting change - Note A . . . . . . . . .                       (66.9)                      (66.9)
                                                                       ---------    ---------      ---------    ---------

NET EARNINGS (LOSS)   . . . . . . . . . . . . . . . . . . . . . .      $   (36.6)   $   (66.8)     $   180.6    $   149.9
                                                                       =========    =========      =========    =========

Average common and common equivalent
    shares outstanding  . . . . . . . . . . . . . . . . . . . . .                                      120.3        118.8

Earnings (loss) per share
    Earnings (loss) before extraordinary item and cumulative
       effect of accounting change  . . . . . . . . . . . . . . .      $    (.31)   $     .01      $    1.50    $    1.90
    Extraordinary item  . . . . . . . . . . . . . . . . . . . . .                                                    (.07)
    Cumulative effect of accounting change  . . . . . . . . . . .                        (.57)                       (.57)
    Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .           (.31)        (.56)          1.50         1.26
Cash dividends declared per common share  . . . . . . . . . . . .            .20          .20            .60          .60


                See notes to consolidated financial statements.

                         PARAMOUNT COMMUNICATIONS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    Paramount Communications Inc. operates in the entertainment and publishing businesses. The following is a comparative summary of operating results for the three and nine months ended January 31, 1994 and 1993 (in millions):


                                     THREE MONTHS ENDED JANUARY  31                  NINE MONTHS ENDED JANUARY 31
                              --------------------------------------------   -----------------------------------------
                                                             OPERATING                                   OPERATING
                                     REVENUES             INCOME  (LOSS)          REVENUES                INCOME
                              ---------------------     ------------------   -----------------     -------------------
                                 1994         1993       1994      1993      1994        1993        1994        1993
                                 ----         ----       ----      ----      ----        ----        ----        ----
Entertainment . . . . . .     $  714.2     $ 639.6     $ 13.3    $ 51.8    $2,371.6   $1,888.7     $147.6      $166.5
Publishing  . . . . . . .        299.3       304.1      (47.9)    (32.8)    1,385.4    1,321.4      203.8       204.2
Corporate Expenses  . . .                               (17.7)    (17.2)                            (53.4)      (50.6)
                              --------     -------     ------    ------    --------   --------     ------      ------
                              $1,013.5     $ 943.7     $(52.3)   $  1.8    $3,757.0   $3,210.1     $298.0      $320.1
                              ========     =======     ======    ======    ========   ========     ======      ======

ENTERTAINMENT

    Entertainment segment revenues increased 12%, to $714.2 million from $639.6 million, and 26%, to $2,371.6 million from $1,888.7 million for the three and nine months ended January 31, 1994, respectively, compared with the same prior-year periods. Operating income declined 74% and 11% for the three and nine months ended January 31, 1994, respectively, compared with the same prior-year periods. Results for the current nine-month period included significant seasonal contributions from Paramount Parks, the Company's theme park operations, which were acquired in the fall of 1992.

Features

    Revenues from features increased 32%, to $358.4 million from $271.4 million, and 13%, to $941.1 million from $834.7 million in the three and nine months ended January 31, 1994, respectively, compared with the same prior-year periods. Theatrical revenues increased 94% and 58% for the current three- and nine-month periods, respectively. The current quarter's increase was led by the performance of The Firm and Sliver internationally along with Addams Family Values and Wayne's World 2 domestically; additionally, the current nine-month period benefited from the domestic performance of The Firm and Sliver and the success of Indecent Proposal in the domestic and international theatrical markets. Home video revenues increased 69% and 4% for the current three- and nine-month periods, respectively, led by the domestic videocassette releases of The Firm and Sliver, the continued foreign and, in the current nine months, domestic success of Indecent Proposal, Patriot Games and Boomerang and increased sales from library sell-through promotional programs, which were partially offset in the current nine months by the absence of a significant sell-through title included in the same prior-year period. Pay cable revenues declined 37% and 23% for the current three- and nine-month periods, respectively, because of a weaker mix of newly available titles compared with the same prior-year periods. Revenues from network and domestic and international syndication sales of features' product fell 33% and 5% for the three and nine months ended January 31, 1994, respectively, because of fewer titles available for network broadcast.

    Features generated operating income for the three months ended January 31, 1994, compared with a loss for the comparable prior-year period, while operating income declined 24% for the current nine-month period. Theatrical results improved in the current three months primarily because of contributions from the international success of The Firm and Sliver. In the nine months ended January 31, 1994, theatrical results declined slightly because of higher feature write-downs primarily related to the releases of Coneheads, Searching for Bobby Fischer, The Thing Called Love, Flesh and Bone, Addams Family Values and Bopha!, which were partially offset by contributions from Indecent Proposal and The Firm. In addition, results for the current periods were negatively impacted by higher scenario reserves related to increased development activity. Home video operations registered significantly higher operating income in the current quarter due to increased revenues and greater profitability on new releases, however, results declined in the current nine-month period because of a less profitable mix of titles. Pay cable results declined in the current three-month period because of lower revenues and a less profitable mix of titles, but increased slightly in the current nine months primarily because of an improved overall profit rate on library titles. Operating income from network features and domestic and international features syndication decreased in the current quarter on lower revenues but increased in the current nine months because of a more profitable mix of titles.

                         PARAMOUNT COMMUNICATIONS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Television

    Television programming revenues increased 5%, to $179.0 million from $170.4 million, and 24%, to $630.5 million from $506.5 million in the three and nine months ended January 31, 1994, respectively, compared with the same prior-year periods. Revenues from network series product declined slightly in the current quarter, but increased 48% in the current nine months. Contributions from higher network license fees driven by increased series production were more than offset in the quarter and partially offset in the current nine months by the absence of license fees for the final season of Cheers, which were recognized in the same prior-year periods; the current nine months also benefited from basic cable sales of Wings and increased syndication sales of network library titles. Revenues from first-run series product increased 21% and 15% for the current three- and nine-month periods, as contributions from Star Trek: Deep Space Nine and Leeza and increases from Star Trek: The Next Generation and Hard Copy more than offset lower revenues from The Arsenio Hall Show.

    Television programming operating income declined 78% and 42% in the current three and nine months ended January 31, 1994, respectively. Results from network series product fell significantly in the current periods because of lower profitability on the mix of shows available and increased investment in new programming. First-run series product operating income declined, as higher revenues were more than offset by increased investment in new programming.

Station and Network

    The Station and Network group posted an operating loss for the three months ended January 31, 1994 compared with operating income for the same prior-year period, and a 61% decline in operating income for the current nine-month period. Paramount Stations Group registered significantly higher profits principally due to an increase in revenues for the current quarter and nine months of 37%, to $55.9 million from $40.9 million, and 24%, to $152.5 million from $123.1 million, respectively, because of contributions from the September 1993 acquisition of WKBD-TV in Detroit as well as higher advertising sales.
USA Networks, the Company's 50%-owned cable operations, generated operating losses in the current-year periods compared with operating income in the same prior-year periods. The sharply lower results were due largely to a $78-million pre-tax charge at USA Network, the majority of which was recorded in December 1993, to adjust the carrying value of certain broadcast rights to net realizable value because of the under performance of certain series programming, of which the Company recorded its share. The current periods also included continued start-up costs incurred for the Sci-Fi Channel.

Theaters

    Theatrical exhibition revenues decreased 16%, to $41.9 million from $50.1 million, and 1%, to $132.7 million from $134.5 million for the three and nine months ended January 31, 1994, respectively. Revenues at Famous Players, the Company's Canadian chain, decreased 11% in the current three months due to lower attendance, and 2% in the current nine months because attendance gains driven by improved product were more than offset by unfavorable exchange rates. Operating results at Cinamerica, the Company's 50%-owned domestic theater operation, decreased in the current periods because of lower attendance and the absence of gains on the sale of theaters recorded in the prior-year periods, which were partially offset by higher average ticket prices in the current quarter and lower operating expenses in the current nine-month period. International theater operations, which are primarily jointly-owned, recorded higher operating income, principally because of increased attendance levels at all locations. Overall theatrical exhibition operating income declined 60% for the current quarter but increased 24% for the current nine months.

Madison Square Garden

    Revenues for Madison Square Garden increased by 10%, to $103.3 million from $94.2 million, and 14%, to $224.1 million from $197.3 million in the current three- and nine-month periods, respectively. The sports teams' revenues increased 17% in the current quarter and 21% in the current nine months, led by greater Knickerbockers ticket sales generated by higher attendance and ticket prices, as well as higher NBA merchandising revenues; revenues for the Rangers increased slightly in the current nine-month period due to the receipt of expansion revenues, partially offset by the absence of playoff revenue. The current periods also included higher revenue from an increased number of live entertainment events in the Arena and The Paramount, increased MSG Network subscriber levels and advertising sales and greater concession revenues, but were negatively impacted in the current nine months by the absence of revenues from the Democratic National Convention recognized in the same prior-year period.

                         PARAMOUNT COMMUNICATIONS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Operating income increased 74% in the current quarter and operating losses decreased 75% for the nine months ended January 31, 1994. The current periods included higher concession income and increased profits at MSG Network because of the increase in revenues, which were partially offset by an increase in programming and operating expenses in the current nine months. These results were partially offset by a decrease in operating income from the sports teams, where higher team compensation and operating expenses exceeded revenue gains achieved.

Paramount Parks

    Revenues for Paramount Parks, which were acquired in several transactions during the quarters ended October 31, 1992 and July 31, 1993, increased to $301.7 million in the current nine months from $60.1 million in the same prior-year period. Operating income increased in the nine months ended January 31, 1994 reflecting the inclusion of a full nine months of operations versus a partial six months in the prior year. Operating income for the current quarter included modest seasonal losses that approximated those in the same prior-year quarter; certain other expenses incurred in the current off-season quarter to prepare the theme parks for the operating season have been deferred and will be amortized over the subsequent operating season, which generally begins in March and ends in October.

PUBLISHING

    Publishing revenues decreased 2% in the three months ended January 31, 1994, to $299.3 million from $304.1 million, but increased 5%, to $1,385.4 million from $1,321.4 million, for the nine months ended January 31, 1994, compared with the same prior-year periods. Publishing operations, which traditionally record profits in the quarters ended July 31 and October 31, posted 46% higher operating losses for the three months ended January 31, 1994 compared with the prior-year quarter, while operating income for the nine months ended January 31, 1994 approximated the prior-year nine-month period.

Consumer

    Revenues increased 22%, to $90.2 million from $74.1 million, and 11%, to $325.5 million from $294.3 million, in the current three- and nine-month periods, compared with the same prior-year periods. These increases were primarily due to contributions from frontlist hardcover titles at the Simon & Schuster trade division and at Pocket Books along with increased frontlist paperback sales at Pocket Books, and in the current three months because of higher backlist hardcover sales at the trade division. Additionally, the current-year periods benefited from higher sales from the audio releases of successful consumer group titles, and higher international revenues partially offset by weaker frontlist and backlist demand for reference and children's books.

    Consumer publishing operating losses decreased 24% in the current quarter, while operating income rose 57% in the current nine months as increased revenues were partially offset by increased product development and operating expenses in the current three- and nine-month periods, along with higher product support expenses in the current quarter.

Business, Technical and Professional

    Revenues declined 8% for the quarter, to $66.5 million from $72.5 million in the prior-year quarter, while the current nine-month revenues decreased 5%, to $235.6 million from $248.8 million in the prior nine-month period. Lower sales of multimedia programs and video products were partially offset by increased sales of computer hardware and software instruction books. Additionally, the current quarter benefited from increased sales of tax and professional books and publications, while the current nine months reflected lower sales of these products along with increased sales from self-improvement products and higher revenues from business seminars.

    Operating losses increased significantly in the current three months, while operating income decreased 80% in the current nine months because of lower revenues and increased operating expenses. Additionally, the current nine-month period reflects lower product development expenses and increased product support expenses.

                         PARAMOUNT COMMUNICATIONS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Education

    Revenues decreased 13% in the current three months, to $112.9 million from $130.5 million, but increased 6%, to $707.8 million from $664.8 million for the nine months ended January 31, 1994, compared with the same prior-year periods. Elementary education revenues declined 23% for the quarter, to $15.6 million from $20.2 million in the prior-year quarter, while the nine month revenues increased 2%, to $237.4 million from $232.2 million in the prior nine-month period. The current-year periods were impacted by lower sales of puzzles and manipulatives along with decreased sales from educational video products.
Sales increased, however, in the current nine months primarily because of increased adoption opportunities and the introduction of new reading, social studies and religion products, along with higher sales of multicultural and phonics programs. Secondary education revenues rose 8%, to $8.5 million in the current quarter from $7.9 million in the prior-year quarter, while the current nine-month revenues rose 17%, to $141.4 million from $120.6 million in the prior nine-month period. The increased revenues are primarily attributable to the success of the latest program releases, including science products in the current three- and nine-month periods, along with the latest language arts and social studies products in the current nine-month period. Revenues at higher education decreased 16%, to $78.2 million in the current quarter from $93.4 million in the prior-year quarter primarily because of volume-incentive programs offered in the three months ended October 31, 1993 which resulted in a shift of bookstore orders into the second quarter along with lower sales of business, economics and accounting textbooks, as compared with the prior-year periods. Revenues for the current nine-month period increased slightly to $262.8 million from $262.5 million in the prior nine-month period from improved frontlist sales in the social science and education disciplines. Educational technology revenues rose 18%, to $10.6 million from $9.0 million in the prior-year quarter, while the current nine-month revenues increased 34% to $66.2 million from $49.5 million in the prior nine-month period. The increased revenues were primarily due to increased sales of computer learning stations, in the current three and nine-month periods, and to sales of related software products in the current nine months.

    Operating losses increased 89% in the current three months as decreased revenues and increased product development and operating expenses were partially offset by lower product support expenses. In the current nine months, operating income rose 15% as increased sales and lower operating expenses were partially offset by increased product support and development expenses.

International

    Revenues of $34.3 million in the current quarter and $136.1 million in the current nine months reflect an increase of 8% and 10%, respectively, as compared with revenues of $31.8 million and $123.5 million, respectively, in the prior-year three- and nine-month periods. Sales gains in Asia, the United Kingdom and Mexico, largely attributable to increased adoptions and improved sales of computer books, along with the acquisition of a German computer book publisher were partially offset by decreased sales of educational products in Canada.

    Operating losses for the current quarter decreased 20%, while operating income improved 12% in the current nine-month period as increased sales were partially offset by increased product support and development and operating expenses.

    Additionally, publishing operations reflect lower corporate administrative expenses in the current three-months, while these expenses were higher in the current nine-month period.

INTEREST AND OTHER INVESTMENT INCOME (EXPENSE) -- NET

    Earnings for the current-year periods reflect net interest and other investment expense of $4.8 million and $17.5 million, compared with net interest and other investment expense of $1.5 million for the prior-year three-month period and net interest and other investment income of $8.8 million in the prior-year nine-month period. This decrease stems primarily from lower interest and other investment income because of lower average cash equivalents and short-term investments and interest rates. The lower average cash equivalents and short-term investments were primarily a result of acquisitions and the funding of the working capital requirements of the Company. The decrease in interest and other investment income was partially offset by lower interest expense in the current-year nine-month period, which included lower effective interest rates on the Company's debt.

                         PARAMOUNT COMMUNICATIONS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER

    The effective rate for income taxes was 35% in the nine months ended January 31, 1994 compared with a 31.1% rate (as restated - see below) for the comparable prior-year period. The increase is the result of the amount of foreign income subject to tax at lower foreign rates as a percentage of total worldwide income and increases in income subject to federal, state and local income taxes. Corporate expenses for the current-year periods include costs related to the start-up of the Paramount Technology Group, a new business unit responsible for the integration of emerging technologies, including new product development, throughout the Company's entertainment and publishing operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company depended primarily on internal cash flow and external borrowings to finance its operations during the nine months ended January 31, 1994, and expects to continue to do so. In connection with the tender offers and merger proposals described in Note B to the consolidated financial statements, the Company has discontinued its regular quarterly dividend payment.

    In May 1993, the Company purchased the remaining 80% it did not own of Canada's Wonderland, Inc., later renamed Paramount Canada's Wonderland, Inc., a Canadian theme park, for approximately $52 million. The Company subsequently liquidated Paramount Canada's Wonderland debt obligations of approximately $31 million. In September 1993, the Company purchased television station WKBD-TV
in Detroit from Cox Enterprises Inc. for approximately $105 million.   In
February 1994, the Company acquired Macmillan Publishing Company and certain other assets of Macmillan Inc., a leading book publisher, for approximately $553 million.

    The Company and BHC Communications, Inc., which is majority-owned by Chris-Craft Industries, Inc., are forming a joint venture to be known as the Paramount Television Network which will provide prime-time television programming primarily to broadcast affiliates nationwide in competition with the three major networks and the Fox Broadcasting Network. The network is expected to begin operations in January 1995.

    In July 1993, the Company redeemed $100 million of 8 1/2% senior notes due 1996. Also, in July 1993, the Company completed a public offering of $150 million of 5 7/8% senior notes due 2000 and $150 million of 7 1/2% senior debentures due 2023. A portion of the net proceeds was used to refinance the previously mentioned redemption of the Company's 8 1/2% senior notes. The remainder of such proceeds was used to fund the acquisitions of television station WKBD-TV in Detroit and the remaining 80% interest in Paramount Canada's Wonderland theme park. Total debt as a percentage of total capitalization increased from 17% at April 30, 1993 to 19% at January 31, 1994. In the past, the Company has been able to increase its borrowings as required and expects to be able to continue to do so.

    Trade receivables increased at January 31, 1994, compared to April 30, 1993 by 26%. Entertainment receivables increased principally because of the recognition of domestic syndication contracts for major television programs in the fall season along with videocassette sales due to the holiday season and significant current releases. In publishing, receivable balances were higher at educational publishing, due to the prior quarters being the peak selling seasons, and at consumer publishing from recent frontlist and holiday season sales.

    The balance sheet at January 31, 1994, reflects the acquisitions of the remaining 80% interest in Paramount Canada's Wonderland theme park and television station WKBD-TV in Detroit, which contributed to changes in certain balance sheet accounts as compared to April 30, 1993.

ACCOUNTING CHANGES

    Effective November 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service instead of when the benefits are paid. The Company's previous practice was to recognize the cost of such postretirement benefits when paid.

                         PARAMOUNT COMMUNICATIONS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The Company elected to record the cumulative effect of the accounting change as a charge against income as of November 1, 1992, resulting in a one-time charge of $66.9 million, net of income taxes of $34.5 million, or $.57 per share.

    In February 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 109, "Accounting for Income Taxes." Effective May 1, 1993, the Company adopted the provisions of this standard by restating its prior period financial statements beginning November 1, 1988. The effect of adopting SFAS No. 109 was an adjustment which increased earnings before extraordinary item and cumulative effect of accounting change by $0.9 million ($.01 per share) and $2.9 million ($.03 per share) for the three and nine months ended January 31, 1993, respectively. This adjustment also decreased net loss and increased net earnings for the prior-year three- and nine-month periods, respectively.

    Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated.

EFFECTS OF ACCOUNTING FOR POSTEMPLOYMENT BENEFITS

    In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which is effective for the Company in the year ending April 30, 1995. Under this statement, the cost of benefits provided to employees after employment but before retirement is to be recognized in the financial statements on an accrual basis during the service period of the employee. It is expected that implementation of this statement will not have a material impact on the financial statements of the Company.

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

    In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is effective for the Company in the year ending April 30, 1995. This statement sets forth the accounting for certain investments in debt and equity securities based upon management's ability and intent, at the time of purchase, to trade, hold to maturity or make available for sale such investments. The effect of this statement at the time of adoption will depend upon the Company's ability and intent with respect to such investments.

EFFECTS OF BUDGET RECONCILIATION ACT OF 1993

    In August 1993, the Budget Reconciliation Act of 1993 (the "Act") was enacted into law. One of the provisions of the Act increased the corporate income tax rate to 35% effective January 1, 1993. This increase, from the previous 34% rate, had no material effect on the Company. The Company expects to benefit from a section of the Act permitting tax deductions derived from the amortization of certain intangible assets acquired after July 25, 1991, which deductions have not previously been claimed on tax returns filed by the Company. However, the Company believes that any tax benefits generated by the amortization of intangible assets previously acquired by it will not be material.

    Furthermore, to the extent that the Company is affected by several other provisions of the Act, the results should not be material.

                         PARAMOUNT COMMUNICATIONS INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                           JANUARY 31       APRIL 30
                                                                                              1994            1993
                                                                                              ----            ----
                                                                                          (UNAUDITED)        (NOTE)
                                                                                                 (IN MILLIONS)
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .               $  727.6        $  372.6
  Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . .                  153.9           569.7
  Trade receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,043.3           829.6
  Inventories - Note E  . . . . . . . . . . . . . . . . . . . . . . . . . .                  625.2           617.3
  Prepaid income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                  180.2           131.7
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . .                  450.9           400.2
                                                                                          --------        --------
     TOTAL CURRENT ASSETS   . . . . . . . . . . . . . . . . . . . . . . . .                3,181.1         2,921.1
PROPERTY, PLANT AND EQUIPMENT
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  252.7           210.8
  Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  651.7           591.4
  Machinery, equipment and other. . . . . . . . . . . . . . . . . . . . . .                  705.4           606.9
                                                                                          --------        --------
                                                                                           1,609.8         1,409.1
    Less allowance for depreciation . . . . . . . . . . . . . . . . . . . .                  400.5           336.1
                                                                                          --------        --------
                                                                                           1,209.3         1,073.0
OTHER ASSETS
  Investment in affiliated companies  . . . . . . . . . . . . . . . . . . .                  209.0           243.9
  Noncurrent receivables and inventories - Note E . . . . . . . . . . . . .                  786.3           689.8
  Intangible assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,567.9         1,517.5
  Deferred costs and other  . . . . . . . . . . . . . . . . . . . . . . . .                  463.2           429.5
                                                                                          --------        --------
                                                                                           3,026.4         2,880.7
                                                                                          --------        --------
                                                                                          $7,416.8        $6,874.8
                                                                                          ========        ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . .               $   10.4        $  109.8
  Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .                  150.1           194.7
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .                   36.3            26.6
  Accrued expenses and other    . . . . . . . . . . . . . . . . . . . . . .                1,233.1         1,128.4
                                                                                          --------        --------
    TOTAL CURRENT LIABILITIES   . . . . . . . . . . . . . . . . . . . . . .                1,429.9         1,459.5
DEFERRED LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  799.8           805.9
LONG-TERM DEBT, net of current maturities   . . . . . . . . . . . . . . . .                1,000.3           707.3
STOCKHOLDERS' EQUITY
  Common Stock, recorded at $1.00 par value; 600,000,000 shares authorized; shares outstanding, 121,896,951 at January 31, 1994
    (excluding 25,965,097 shares held in treasury) and 118,199,396 at
    April 30, 1993 (excluding 29,665,980 shares held in treasury  . . . . .                  121.9           118.2
  Paid-in surplus   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  894.3           712.8
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,191.4         3,082.5
  Cumulative translation adjustments  . . . . . . . . . . . . . . . . . . .                  (20.8)          (11.4)
                                                                                          --------        --------
                                                                                           4,186.8         3,902.1
                                                                                          --------        --------
                                                                                          $7,416.8        $6,874.8
                                                                                          ========        ========
Note:  Derived from audited financial statements.

                See notes to consolidated financial statements.

                         PARAMOUNT COMMUNICATIONS INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                               NINE MONTHS ENDED
                                                                                                  JANUARY 31
                                                                                            -----------------------
                                                                                                1994        1993
                                                                                                ----        ----
                                                                                                  (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Earnings before extraordinary item and cumulative effect of accounting change  .        $  180.6       $  225.6
   Non-cash expenses
      Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            78.8           53.7
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (53.3)          (3.8)
      Amortization of intangible assets . . . . . . . . . . . . . . . . . . . . . .            45.7           42.4
      Amortization of pre-publication costs . . . . . . . . . . . . . . . . . . . .            74.6           76.9
   Undistributed net earnings of unconsolidated affiliates  . . . . . . . . . . . .           (10.3)         (18.7)
   Theatrical and television inventories and broadcast rights
      Gross additions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (918.1)        (670.2)
      Amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           838.4          625.5
   Decrease (increase) in network features and syndication licenses . . . . . . . .           (36.0)           5.3
   Increase in pre-publication costs  . . . . . . . . . . . . . . . . . . . . . . .           (62.0)         (59.8)
   Increase in trade receivables  . . . . . . . . . . . . . . . . . . . . . . . . .          (214.2)         (68.4)
   Decrease in inventories (other than theatrical and television)   . . . . . . . .            35.1           30.8
   Increase in prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           (49.7)         (77.5)
   Increase (decrease) in trade accounts payable    . . . . . . . . . . . . . . . .           (47.1)          11.9
   Increase in income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .             9.7           16.9
   Increase in accrued expenses and other . . . . . . . . . . . . . . . . . . . . .           168.4            2.6
   Other -- net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (22.0)         (80.4)
                                                                                           --------       --------
      NET CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES   . . . . . . . . . . . . .            18.6          112.8

CASH FLOWS FROM INVESTMENT AND OTHER ACTIVITIES
   Expenditures for property, plant and equipment (excluding
      capitalized leases) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (111.8)         (72.1)
   Proceeds on disposal of property, plant and equipment  . . . . . . . . . . . . .             5.1            7.2
   Purchase price of acquired businesses (net of acquired cash) . . . . . . . . . .          (166.8)        (423.6)
   Decrease (increase) in investment in affiliated companies  . . . . . . . . . . .            30.1           (1.9)
   Decrease in short-term and other investments . . . . . . . . . . . . . . . . . .           340.7          156.0
   Decrease in investments maturing after one year  . . . . . . . . . . . . . . . .                           23.5
   Decrease in notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . .             4.5            5.1
                                                                                           --------       --------
      NET CASH FLOWS PROVIDED FROM (USED FOR) INVESTMENT AND OTHER ACTIVITIES   . .           101.8         (305.8)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .           298.8          246.7
   Payments of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          (140.1)        (184.6)
   Loss on early extinguishment of debt . . . . . . . . . . . . . . . . . . . . . .                          (13.4)
   Issuance of Common Stock (excluding grants to employees) . . . . . . . . . . . .           147.6           31.4
   Acquisition of stock for the treasury  . . . . . . . . . . . . . . . . . . . . .                          (68.8)
   Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (71.7)         (70.9)
                                                                                           --------       --------
      NET CASH FLOWS PROVIDED FROM (USED FOR) FINANCING ACTIVITIES  . . . . . . . .           234.6          (59.6)
                                                                                           --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . .           355.0         (252.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . . . . . . . .           372.6          463.7
                                                                                           --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . .        $  727.6       $  211.1
                                                                                           ========       ========

                See notes to consolidated financial statements.

                         PARAMOUNT COMMUNICATIONS INC.

                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Paramount Communications Inc. and its consolidated subsidiaries (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's transition report on Form 10-K for the six months ended April 30, 1993, as amended.

Accounting Changes

    Effective November 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service instead of when the benefits are paid. The Company's previous practice was to recognize the cost of such postretirement benefits when paid.

    The Company elected to record the cumulative effect of the accounting change as a charge against income as of November 1, 1992, resulting in a one-time charge of $66.9 million, net of income taxes of $34.5 million, or $.57 per share.

    In February 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 109, "Accounting for Income Taxes." Effective May 1, 1993, the Company adopted the provisions of this standard by restating its prior period financial statements beginning November 1, 1988. The effect of adopting SFAS No. 109 was an adjustment which increased earnings before extraordinary item and cumulative effect of accounting change by $0.9 million ($.01 per share) and $2.9 million ($.03 per share) for the three and nine months ended January 31, 1993, respectively. This adjustment also decreased net loss and increased net earnings for the prior-year three- and nine-month periods, respectively.

    Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated.

NOTE B -- TENDER OFFERS AND MERGER PROPOSALS

    On December 13, 1993, the Company's Board of Directors adopted procedures (the "Bidding Procedures") for the purpose of considering proposals to acquire the Company. Pursuant to the Bidding Procedures, from December 20, 1993 through February 1, 1994, Viacom Inc. (Viacom) and QVC Network, Inc. (QVC) submitted a series of bids for the Company. After the initial round of bidding, the Company entered into a merger agreement with QVC. Prior to the February 1 bidding deadline established by the Bidding Procedures, Viacom substantially increased its bid and the Company terminated the agreement with QVC and entered into a merger agreement with Viacom.

    On February 1, 1994, both Viacom and QVC submitted their final proposals for the acquisition of the Company. Viacom's proposal consisted of a tender offer (the "Viacom Offer") for 50.1% of the outstanding shares of the Company's Common Stock (the "Shares"), on a fully diluted basis, at $107 per Share to be followed by a merger (the "Viacom Second-Step Merger") in which each remaining Share would be converted into the right to receive (i) 0.93065 shares of Viacom Class B Common Stock, (ii) 0.93065 Contingent Value Rights, (iii) 0.5 three-year Warrants to purchase Viacom Class B Common Stock, (iv) 0.3 five-year Warrants to purchase Viacom Class B Common Stock and (v) $17.50 in principal amount of 8% exchangeable subordinated debentures of Viacom.

                         PARAMOUNT COMMUNICATIONS INC.

                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


    QVC's proposal consisted of a tender offer (the "QVC Offer") for 50.1% of the outstanding Shares, on a fully diluted basis, at $104 per Share to be followed by a merger in which each remaining Share would be converted into the right to receive (i) 1.2361 shares of QVC Common Stock, (ii) 0.2386 shares of a new series of 6% cumulative non-convertible exchangeable preferred stock and
(iii) 0.32 ten-year Warrants to purchase QVC Common Stock.

    At a meeting held on February 4, 1994, the Company's Board of Directors recommended that stockholders accept the Viacom Offer and reject the QVC Offer. At that time, the Company entered into an Amended and Restated Merger Agreement with Viacom (the "Restated Viacom Merger Agreement").

    As of midnight on February 14, 1994, approximately 74.6% of the outstanding Shares, on a fully diluted basis, had been validly tendered pursuant to the Viacom Offer and not withdrawn. As a result, pursuant to the Bidding Procedures, on February 15, 1994 Viacom waived certain conditions to the Viacom Offer and extended the offer until March 1, 1994 and QVC terminated the QVC Offer. Immediately after midnight on March 1, 1994, all conditions to the Viacom Offer were deemed to have been satisfied and Viacom accepted for payment 61,657,432, of the Shares validly tendered and not withdrawn pursuant to the Viacom Offer.

    Pursuant to the Restated Viacom Merger Agreement, a special meeting of the Company's stockholders will be called to act on the Viacom Second-Step Merger. The approval of holders of a majority of all outstanding voting shares of both Viacom and the Company is required to approve the merger. The approval by Viacom's stockholders is assured by means of a voting agreement between Viacom's parent corporation and the Company. The approval by Paramount's stockholders is assured since Viacom now owns a majority of the outstanding Shares.

    The Restated Viacom Merger Agreement also provides that consummation of the Viacom Second-Step Merger is subject to certain customary conditions.

NOTE C -- ACQUISITION AND DISPOSITION OF BUSINESSES

    In May 1993, the Company purchased the remaining 80% it did not own of Canada's Wonderland, Inc., later renamed Paramount Canada's Wonderland, Inc., a Canadian theme park, for approximately $52 million. In September 1993, the Company purchased television station WKBD-TV in Detroit from Cox Enterprises Inc. for approximately $105 million. In February 1994, the Company acquired Macmillan Publishing Company and certain other assets of Macmillan Inc., a leading book publisher, for approximately $553 million.

    The Company and BHC Communications, Inc., which is majority-owned by Chris-Craft Industries, Inc., are forming a joint venture to be known as the Paramount Television Network which will provide prime-time television programming primarily to broadcast affiliates nationwide in competition with the three major networks and the Fox Broadcasting Network. The network is expected to begin operations in January 1995.

    In August and October 1992, the Company acquired Kings Entertainment Company and Kings Island Company, respectively, later renamed Paramount Parks, which own and operate regional theme parks, for a total of approximately $400 million.

    During the periods ended January 31, 1994 and 1993, the Company also acquired or sold certain other businesses. The contributions of these businesses in the aggregate were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis.

NOTE D --  EXTRAORDINARY ITEM

    In September 1992, the Company redeemed $175 million of 9 3/4% senior debentures due 2016 for $1,061.25 per $1,000 principal amount. The premium paid by the Company and the write-off of related unamortized discount and issuance costs resulted in a loss of $8.8 million, net of an income tax benefit of $4.6 million.

                         PARAMOUNT COMMUNICATIONS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E -- INVENTORIES

    Inventories are stated as follows (in millions):

                                                                                               JANUARY 31      APRIL 30
                                                                                                  1994           1993
                                                                                                  ----           ----
Current
  Lower of cost or net realizable value
    Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  223.2       $  248.3
    Work in process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               14.5           12.8
    Materials and supplies  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               22.3           29.5
                                                                                              --------       --------
                                                                                                 260.0          290.6
  Theatrical and television productions
    Released  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              222.0          176.9
    Completed, not released   . . . . . . . . . . . . . . . . . . . . . . . . . . .               27.8           32.7
    In process and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               66.5           61.8
                                                                                              --------       --------
                                                                                                 316.3          271.4

  Broadcast rights. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               48.9           55.3
                                                                                              --------       --------
                                                                                                 625.2          617.3
Noncurrent
  Theatrical and television productions
    Released  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              120.1          155.3
    In process and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              332.2          247.0
                                                                                              --------       --------
                                                                                                 452.3          402.3
  Broadcast rights. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              116.3          107.0
                                                                                              --------       --------
                                                                                                 568.6          509.3
                                                                                              --------       --------
                                                                                              $1,193.8       $1,126.6
                                                                                              ========       ========

                         PARAMOUNT COMMUNICATIONS INC.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits --

                           4(a)  --  Amendment No. 2, dated as of September 12,
                                     1993, to Paramount Communications
                                     Shareholder Rights Agreement, as amended
                                     (Incorporated by reference to Amendment
                                     No. 2 to Paramount Communications Form 8-A on Form 8-A/A dated September 22, 1993).

                           4(b)  --  Amendment No. 3, dated as of October 24,
                                     1993, to Paramount Communications
                                     Shareholder Rights Agreement, as amended
                                     (Incorporated by reference to Amendment
                                     No. 3 to Paramount Communications Form 8-A on Form 8-A/A dated November 5, 1993).

                           4(c)  --  Amendment No. 4, dated as of November 6,
                                     1993, to Paramount Communications
                                     Shareholder Rights Agreement, as amended
                                     (Incorporated by reference to Amendment
                                     No. 4 to Paramount Communications Form 8-A on Form 8-A/A dated November 15, 1993).

                           4(d)  --  Amendment No. 5, dated as of December 22,
                                     1993, to Paramount Communications
                                     Shareholder Rights Agreement, as amended
                                     (Incorporated by reference to Amendment
                                     No. 5 to Paramount Communications Form 8-A on Form 8-A/A dated January 5, 1994).

                           4(e)  --  Amendment No. 6, dated as of January 21,
                                     1994, to Paramount Communications
                                     Shareholder Rights Agreement, as amended
                                     (Incorporated by reference to Amendment
                                     No. 6 to Paramount Communications Form 8-A on Form 8-A/A dated January 31, 1994).

                           4(f)  --  Amendment No. 7, dated as of March 1,
                                     1994, to Paramount Communications
                                     Shareholder Rights Agreement, as amended
                                     (Incorporated by reference to Amendment
                                     No. 7 to Paramount Communications Form 8-A on Form 8-A/A dated March 2, 1994).

               *(10)(iii)(A)(1)  --  Amendment dated as of February 11, 1994, to the Amended and Restated Agreement
                                     dated as of October 1, 1985 and restated as of June 23, 1989 between Paramount Communications and Martin S. Davis.

               *(10)(iii)(A)(2)  --  Amendment dated as of February 11, 1994, to the Agreement dated as of January 12, 1993 between Paramount Communications and Ronald L. Nelson.

               *(10)(iii)(A)(3)  --  Amendment dated as of February 11, 1994, to the Amended and Restated Agreement
                                     dated as of October 1, 1985 and restated as of June 23, 1989 between Paramount Communications and Donald Oresman.

(b)      Reports on Form 8-K     --  The following reports on Form 8-K were
            filed during the three months ended January 31, 1994:

              (i) The registrant filed a Current Report on Form 8-K, dated January 4, 1994, in respect of the registrant terminating the Amended and Restated Agreement and Plan of Merger with Viacom Inc. and entering into an Agreement and Plan of Merger with QVC Network, Inc. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Exhibits).

             (ii) The registrant filed a Current Report on Form 8-K, dated January 28, 1994, in respect of the registrant terminating the Agreement and Plan of Merger with QVC Network, Inc. and entering into an Agreement and Plan of Merger with Viacom Inc. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Exhibits).
______________

* Filed herewith.

                         PARAMOUNT COMMUNICATIONS INC.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PARAMOUNT COMMUNICATIONS INC.



Date:   March 8, 1994                   By: /s/  Ronald L. Nelson
                                        -------------------------------
                                                 Ronald L. Nelson
                                             Executive Vice President
                                            and Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)

                                EXHIBIT INDEX


          EXHIBIT
            NO.                  DESCRIPTION
          -------                -----------
           4(a)  --  Amendment No. 2, dated as of September 12,
                     1993, to Paramount Communications
                     Shareholder Rights Agreement, as amended
                     (Incorporated by reference to Amendment
                     No. 2 to Paramount Communications Form 8-A on Form 8-A/A dated September 22, 1993).

           4(b)  --  Amendment No. 3, dated as of October 24,
                     1993, to Paramount Communications
                     Shareholder Rights Agreement, as amended
                     (Incorporated by reference to Amendment
                     No. 3 to Paramount Communications Form 8-A on Form 8-A/A dated November 5, 1993).

           4(c)  --  Amendment No. 4, dated as of November 6,
                     1993, to Paramount Communications
                     Shareholder Rights Agreement, as amended
                     (Incorporated by reference to Amendment
                     No. 4 to Paramount Communications Form 8-A on Form 8-A/A dated November 15, 1993).

           4(d)  --  Amendment No. 5, dated as of December 22,
                     1993, to Paramount Communications
                     Shareholder Rights Agreement, as amended
                     (Incorporated by reference to Amendment
                     No. 5 to Paramount Communications Form 8-A on Form 8-A/A dated January 5, 1994).

           4(e)  --  Amendment No. 6, dated as of January 21,
                     1994, to Paramount Communications
                     Shareholder Rights Agreement, as amended
                     (Incorporated by reference to Amendment
                     No. 6 to Paramount Communications Form 8-A on Form 8-A/A dated January 31, 1994 ).

(10)(iii)(A)(1)  --  Amendment dated as of February 11, 1994, to the Amended and Restated Agreement
                     dated as of October 1, 1985 and restated as of June 23, 1989 between Paramount Communications and Martin S. Davis.

(10)(iii)(A)(2)  --  Amendment dated as of February 11, 1994, to the Agreement dated as of January 12, 1993 between Paramount Communications and
                     Ronald L. Nelson.

(10)(iii)(A)(3)  --  Amendment dated as of February 11, 1994, to the Amended and Restated Agreement
                     dated as of October 1, 1985 and restated as of June 23, 1989 between Paramount Communications and Donald Oresman.