Form 10-K/A
period 1993-04-30
PARAMOUNT COMMUNICATIONS INC /DE/
filed 1994-03-21
CIK 44482

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004
                            ----------------------
                                  FORM 10-K/A

                                AMENDMENT NO. 3


(Mark One)

/ / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                                       OR

/x/ Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


       For the transition period from November 1, 1992 to April 30, 1993*
                         Commission file number 1-5404

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

        Registrant's telephone number, including area code 212-373-8000

                            ----------------------

          Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
          Title of each class                          on which registered
          -------------------                         ---------------------
Common Stock, $1 par value                      )
7% Subordinated Debentures, Series A due 2003   )     New York Stock Exchange
7% Subordinated Debentures, Series B due 2003   )
Common Stock Purchase Rights                    )

                            ----------------------
          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/. No / /.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
     The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was approximately $6.1 billion at August 23, 1993.**
     At August 23, 1993, 118,417,196 shares of the registrant's Common Stock, $1 par value, were outstanding.


- ----------
* Paramount Communications Inc. has changed its fiscal year end from October 31 to April 30. This transition report is for the six months ended April 30, 1993.

** Calculated by excluding all shares held by executive officers and directors of registrant without conceding that all such persons are "affiliates" of registrant for purposes of the Federal securities laws.

================================================================================

                         PARAMOUNT COMMUNICATIONS INC.



The registrant hereby amends the following items, financial statements, exhibits or other portions of its Transition Report on Form 10-K for the six months ended April 30, 1993, as set forth in the pages attached hereto:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 7 is found on pages F-6 through F-14 and Item 8 is found on pages F-4 through F-31, exclusive of pages F-6 through F-14.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


    (a) 1.   Financial Statements--See index to financial statements on Page
             F-1.

        2.   Financial Statement Schedules Index:

             Report of Independent Auditors

             Schedule I       -- Marketable Securities--Other Investments

             Schedule II      -- Amounts Receivable from Related Parties and
                                  Underwriters, Promoters, and Employees Other
                                  Than Related Parties

             Schedule VII     -- Guarantees of Securities of Other Issuers

             Schedule VIII    -- Valuation and Qualifying Accounts

             Schedule X       -- Supplementary Income Statement Information

             Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements or in the notes to financial statements or is not significant.

             The above listed financial statement schedules were previously filed as part of this Transition Report on Form 10-K for the six months ended April 30, 1993, as amended.


        3.   Exhibits--

        (3)(a)               --   Restated Certificate of Incorporation and
                                    Amendments thereto  (Incorporated by
                                    reference to Exhibit (4)(i)(A) of Paramount
                                    Communications' post-effective amendment No.
                                    3 to the registration statement on Form S-3
                                    No. 2-83427).

       *(3)(b)               --   Amended and restated By-laws.

        (4)(a)               --   Instruments with respect to issues of
                                    long-term debt have not been filed as
                                    exhibits to this Annual Report on Form 10-K as the authorized principal amount on any one of such issues does not exceed 10% of the total assets of Paramount Communications and its subsidiaries on a consolidated basis. Paramount Communications agrees to furnish a copy of each such instrument to the Commission upon request.

        (4)(b)               --   Shareholder rights agreement dated as of
                                    September 7, 1988, as amended, between
                                    Paramount Communications Inc.  and Chemical
                                    Bank, as Rights Agent (Incorporated by
                                    reference to Paramount Communications'
                                    registration statement on Form 8-A dated
                                    September 14, 1988 and to Amendment No. 1 to
                                    Form 8-A on Form 8 dated June 8, 1989,
                                    Amendment No. 2 to Form 8-A on Form 8-A/A dated September 22, 1993, Amendment No. 3 to Form 8-A on Form 8-A/A dated November 5, 1993, Amendment No. 4 to Form 8-A on Form 8-A/A dated November 15, 1993, Amendment No. 5 to Form 8-A on Form 8-A/A dated January 5, 1994, Amendment No. 6 to Form 8-A on Form 8-A/A dated January 31, 1994 and Amendment No. 7 to Form 8-A on Form 8-A/A dated March 2, 1994).

(10)(i)(a)                   --   Amended and Restated Agreement and Plan of
                                    Merger, dated as of February 4, 1994,
                                    between Paramount Communications Inc. and
                                    Viacom Inc. (Incorporated by reference to Exhibit 105 of Amendment No. 34, dated February 7, 1994, to the Schedule 14D-9 filed by Paramount Communications Inc. with respect to the tender offer by Viacom Inc.).

(10)(i)(b)                   --   Voting Agreement dated as of January 21,
                                    1994, between National Amusements, Inc. and
                                    Paramount Communications Inc. (Incorporated by reference to Exhibit 81 of Amendment No. 28, dated January 24, 1994, to the Schedule 14D-9 filed by Paramount Communications Inc. with respect to the tender offer by Viacom Inc.).

(10)(ii)(A)(1)               --   Agreement, dated as of September 9, 1992,
                                    between Paramount Communications and
                                    Stanley R. Jaffe (Incorporated by reference to Exhibit (10)(ii)(A)(2) of Paramount Communications' Quarterly Report on Form 10-Q for the quarter ended July 31, 1992).

(10)(ii)(A)(2)               --   Agreement, dated as of March 17, 1991,
                                    between Paramount Pictures Corporation
                                    and Stanley R. Jaffe (Incorporated by
                                    reference to Exhibit (10)(ii)(A)(8) of
                                    Paramount Communications' Annual Report on
                                    Form 10-K for the fiscal year ended October
                                    31, 1991).


+(10)(iii)(A)(1)             --   Amended and restated agreement, dated as of
                                    October 1, 1985 and restated as of June
                                    23, 1989, between Paramount Communications and Martin S. Davis (Incorporated by reference to Exhibit (10)(ii)(A)(1) of Paramount Communications' Annual Report on Form 10-K for the fiscal year ended October 31, 1989).


+(10)(iii)(A)(2)             --   Amendment dated as of February 11, 1994, to
                                    the Amended and Restated Agreement dated as of October 1, 1985 and restated as of June 23, 1989 between Paramount Communications and Martin S. Davis (Incorporated by reference to Exhibit
                                    (10)(iii)(A)(1) of Paramount Communications'
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended January 31, 1994).

+(10)(iii)(A)(3)             --   Agreement, dated as of March 18, 1991,
                                    between Paramount Communications and
                                    Stanley R. Jaffe (Incorporated by reference to Exhibit (10)(ii)(A)(1) of Paramount Communications' Quarterly Report on Form 10-Q for the quarter ended April 30, 1991).

+(10)(iii)(A)(4)             --   Amendment, dated as of September 9, 1992, to
                                    the Agreement, dated as of March 18,
                                    1991, between Paramount Communications and
                                    Stanley R. Jaffe (Incorporated by reference to Exhibit (10)(ii)(A)(1) of Paramount Communications' Quarterly Report on Form 10-Q for the quarter ended July 31, 1992).

+(10)(iii)(A)(5)             --   Amended and restated agreement, dated as of
                                    November 17, 1987 and restated as of
                                    June 23, 1989, between Paramount
                                    Communications and Ronald L. Nelson
                                    (Incorporated by reference to Exhibit
                                    (10)(ii)(A)(2) of Paramount Communications'
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended January 31, 1990).

+(10)(iii)(A)(6)             --   Amendment, dated as of December 21, 1992, to
                                    the amended and restated agreement,
                                    dated as of November 17, 1987 and restated as of June 23, 1989, between Paramount Communications and Ronald L. Nelson (Incorporated by reference to Exhibit
                                    (10)(iii)(A)(5) of Paramount Communications'
                                    Annual Report on Form 10-K for the fiscal year ended October 31, 1992).

+(10)(iii)(A)(7)             --   Agreement, dated as of January 12, 1993,
                                    between Paramount Communications and
                                    Ronald L. Nelson (Incorporated by reference to Exhibit (10)(iii)(A)(1) of Paramount Communications' Quarterly Report on Form 10-Q for the quarter ended January 31,
                                    1993).

+(10)(iii)(A)(8)             --   Amendment dated as of February 11, 1994, to
                                    the Agreement dated as of January 12,
                                    1993 between Paramount Communications and
                                    Ronald L. Nelson (Incorporated by reference to Exhibit (10)(iii)(A)(2) of Paramount Communications' Quarterly Report on Form 10-Q for the quarter ended January 31,
                                    1994).

+(10)(iii)(A)(9)             --   Amended and restated agreement, dated as of
                                    October 1, 1985 and restated as of June
                                    23, 1989, between Paramount Communications and Donald Oresman (Incorporated by reference to Exhibit (10)(ii)(A)(1) of Paramount Communications' Quarterly Report on Form 10-Q for the quarter ended January 31, 1990).

+(10)(iii)(A)(10)            --   Amendment dated as of February 11, 1994, to
                                    the Amended and Restated Agreement dated as of October 1, 1985 and restated as of June 23, 1989 between Paramount Communications and Donald Oresman (Incorporated by reference to Exhibit
                                    (10)(iii)(A)(3) of Paramount Communications'
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended January 31, 1994).

+(10)(iii)(A)(11)             --  Agreement, dated as of September 10, 1992,
                                    between Paramount Communications and
                                    Earl H. Doppelt (Incorporated by reference to Exhibit (10)(iii)(A)(7) of Paramount Communications' Annual Report on Form 10-K for the fiscal year ended October 31, 1992).

+(10)(iii)(A)(12)             --  Agreement, dated as of September 10, 1992,
                                    between Paramount Communications and
                                    Rudolph L. Hertlein (Incorporated by
                                    reference to Exhibit (10)(iii)(A)(8) of
                                    Paramount Communications' Annual Report on
                                    Form 10-K for the fiscal year ended October
                                    31, 1992).


+(10)(iii)(A)(13)             --  Agreement, dated as of June 2, 1989, between
                                    Paramount Communications and Lawrence E.
                                    Levinson (Incorporated by reference to
                                    Exhibit (10)(ii)(A)(1) of Paramount
                                    Communications' Quarterly Report on Form
                                    10-Q for the quarter ended July 31, 1989).

+(10)(iii)(A)(14)             --  Agreement, dated as of June 2, 1989, between
                                    Paramount Communications and Eugene I.
                                    Meyers (Incorporated by reference to Exhibit
                                    (10)(ii)(A)(2) of Paramount Communications'
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended July 31, 1989).

+(10)(iii)(A)(15)             --  Agreement, dated as of February 25, 1992,
                                    between Paramount Communications and
                                    Jerry Sherman (Incorporated by reference to Exhibit (10)(ii)(A)(1) of Paramount Communications' Quarterly Report on Form 10-Q for the quarter ended January 31,
                                    1992).

+(10)(iii)(A)(16)             --  Agreement, dated April 5, 1993, between
                                    Paramount Communications and Robert
                                    Greenberg (Incorporated by reference to
                                    Exhibit (10)(iii)(A)(1) of Paramount
                                    Communications' Quarterly Report on Form
                                    10-Q for the quarter ended April 30, 1993).

+(10)(iii)(A)(17)             --  1992 Stock Option Plan (the "1992 Plan")
                                    (Incorporated by reference to Exhibit I of Paramount Communications' Proxy Statement dated January 27, 1992 for the 1992 Annual Meeting of Stockholders).

+(10)(iii)(A)(18)             --  1989 Stock Option Plan, as amended (the "1989
                                    Plan") (Incorporated by reference to
                                    Exhibit (10)(iii)(A)(2) of Paramount
                                    Communications' Quarterly Report on Form
                                    10-Q for the quarter ended April 30, 1992).

+(10)(iii)(A)(18)(a)          --  Form  of  Stock Option Agreement pursuant to
                                    the 1989 Plan--Incentive Stock Option
                                    (Incorporated by reference to Exhibit
                                    (10)(iii)(A)(1)(a) of Paramount
                                    Communications' Annual Report on Form 10-K for the fiscal year ended October 31, 1989).

+(10)(iii)(A)(18)(b)          --  Form of Stock Option Agreement pursuant to
                                    the 1989 Plan--Nonqualified Stock Option
                                    (Incorporated by reference to Exhibit
                                    (10)(iii)(A)(1)(b) of Paramount
                                    Communications' Annual Report on Form 10-K for the fiscal year ended October 31, 1989).

+(10)(iii)(A)(19)             --  1984 Stock Option Plan, as amended (the "1984
                                    Plan") (Incorporated by reference to
                                    Exhibit (10)(iii)(A)(1) of Paramount
                                    Communications' Quarterly Report on Form
                                    10-Q for the quarter ended April 30, 1992).

+(10)(iii)(A)(19)(a)          --  Form  of  Stock Option Agreement pursuant to
                                    the 1984 Plan--Incentive Stock Option
                                    (Incorporated by reference to Exhibit
                                    (10)(iii)(A)(1)(a) of Paramount
                                    Communications' Annual Report on Form 10-K for the three months ended October 31,
                                    1985).

+(10)(iii)(A)(19)(b)          --  Form of  Stock Option Agreement pursuant to
                                    the 1984 Plan--Incentive Stock Option
                                    with a Stock Appreciation Right
                                    (Incorporated by reference to Exhibit
                                    (10)(iii)(A)(1)(b) of Paramount
                                    Communications' Annual Report on Form 10-K for the three months ended October 31,
                                    1985).

+(10)(iii)(A)(19)(c)          --  Form of Stock Option Agreement pursuant to
                                    the 1984 Plan--Nonqualified Stock Option
                                    (Incorporated by reference to Exhibit
                                    (10)(iii)(A)(1)(c) of Paramount
                                    Communications' Annual Report on Form 10-K for the three months ended October 31,
                                    1985).

+(10)(iii)(A)(19)(d)          --  Form of Stock Option Agreement pursuant to
                                    the 1984 Plan--Nonqualified Stock Option with a Stock Appreciation Right (Incorporated by reference to Exhibit
                                    (10)(iii)(A)(1)(d) of Paramount
                                    Communications' Annual Report on Form 10-K for the three months ended October 31,
                                    1985).

+(10)(iii)(A)(20)             --  1973 Key Employees Stock Purchase Plan
                                    (Incorporated by reference to Exhibit
                                    (10)(c)(i) of Paramount Communications'
                                    Annual Report on Form 10-K for the fiscal year ended July 31, 1981).

+(10)(iii)(A)(21)             --  Amended and Restated Supplemental Executive
                                    Retirement Plan (Incorporated by
                                    reference to Exhibit (10)(iii)(A)(1) of
                                    Paramount Communications' Quarterly Report on Form 10-Q for the quarter ended July 31,
                                    1992).

+(10)(iii)(A)(22)             --  Deferred Compensation Plan for Board of
                                    Directors (Incorporated by reference to
                                    Exhibit (10)(iii)(A)(6) of Paramount
                                    Communications' Annual Report on Form 10-K for the fiscal year ended July 31, 1984).

+(10)(iii)(A)(23)             --  Long-Term Performance Plan, as amended
                                    (Incorporated by reference to Exhibit
                                    (10)(iii)(A)(6) of Paramount Communications'
                                    Annual Report on Form 10-K for the fiscal year ended October 31, 1989).


+(10)(iii)(A)(24)             --  Corporate Annual Performance Plan, as amended
                                    (Incorporated by reference to Exhibit
                                    (10)(iii)(A)(7) of Paramount Communications'
                                    Annual Report on Form 10-K for the fiscal year ended October 31, 1989).


+(10)(iii)(A)(25)             --  Retirement Plan for non-employee directors
                                    (Incorporated by reference to Exhibit
                                    (10)(iii)(A)(1) of Paramount Communications'
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended January 31, 1990).

+(10)(iii)(A)(26)             --  Non-qualified retirement plan (Incorporated
                                    by reference to Exhibit (10)(iii)(A)(1)
                                    of Paramount Communications' Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    April 30, 1991).

*(11)                         --  Computation of Earnings (Loss) per Share.

*(22)                         --  List of Subsidiaries.

**(24)                        --  Consent of Ernst & Young.

*(25)                         --  Powers of Attorney.

(b) Registrant filed no reports on Form 8-K during the period covered by this report.

- -------------
 * These exhibits were previously filed as part of this Transition Report on Form 10-K for the six months ended April 30, 1993, as amended.
**  Filed herewith.
 + This exhibit constitutes a management contract or compensatory plan or arrangement.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PARAMOUNT COMMUNICATIONS INC.

Date:  March 21, 1994                    By /s/:     RUDOLPH L. HERTLEIN
                                            -----------------------------------
                                                     Rudolph L. Hertlein
                                                 Senior Vice President and
                                                        Controller

             FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS               F-2

SELECTED FINANCIAL DATA                      F-3

CONSOLIDATED STATEMENT OF EARNINGS           F-4

FINANCIAL REPORTING BY
   BUSINESS SEGMENTS --
   REVENUES AND OPERATING
   INCOME (LOSS)                             F-5

MANAGEMENT'S DISCUSSION AND
   ANALYSIS                                  F-6

CONSOLIDATED BALANCE SHEET                   F-15

CONSOLIDATED STATEMENT OF
   CHANGES IN STOCKHOLDERS'
   EQUITY                                    F-16

CONSOLIDATED STATEMENT OF
   CASH FLOWS                                F-17

NOTES TO CONSOLIDATED
   FINANCIAL STATEMENTS                      F-18

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Paramount Communications Inc.

    We have audited the accompanying consolidated balance sheet of Paramount Communications Inc. as of April 30, 1993 and October 31, 1992 and 1991, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the six-month period ended April 30, 1993 and for each of the three years in the period ended October 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paramount Communications Inc. at April 30, 1993 and October 31, 1992 and 1991, and the consolidated results of its operations and its cash flows for the six-month period ended April 30, 1993 and for each of the three years in the period ended October 31, 1992 in conformity with generally accepted accounting principles.

    As discussed in Notes A and J, in the six-month period ended April 30, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As discussed in Notes A and I, effective May 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes."


                                                 Ernst & Young

New York, New York
August 27, 1993,
except for Notes A and I, as to which the date is September 10, 1993

                            SELECTED FINANCIAL DATA

The table below summarizes recent financial information for Paramount Communications. For further information, refer to the audited financial statements and the notes thereto contained elsewhere herein.

                            Six Months Ended or at April 30                               Year Ended or at October 31
                            -------------------------------        ---------------------------------------------------
                                           1993        1992        1992       1991        1990        1989        1988
- ----------------------------------------------------------------------------------------------------------------------
                                                  (Unaudited)
                                                       (Dollar amounts in millions, except per share)

Revenues                               $1,898.1    $1,998.5    $4,264.9   $3,895.4    $3,869.0    $3,391.6    $3,055.9
Earnings (loss) from continuing
    operations before income taxes        (16.8)       68.7       397.3      179.7       381.0        19.1       268.7
Earnings (loss) from continuing
    operations before extraordinary
    item and cumulative effect of
    accounting changes                     (9.1)       48.7       274.2      127.6       264.4        17.3       152.8
Discontinued operations                                                                            1,453.9       231.9
Extraordinary item                                                 (8.8)
Cumulative effect of accounting
    changes                               (66.9)                                                     (56.5)
Net earnings (loss)                       (76.0)       48.7       265.4      127.6       264.4     1,414.7       384.7
Earnings (loss) per share
    Earnings (loss) from continuing
      operations before extraordinary
      item and cumulative effect of
      accounting changes                   (.08)        .41        2.31       1.08        2.20         .14        1.27
    Discontinued operations                                                                          12.12        1.94
    Extraordinary item                                             (.08)
    Cumulative effect of accounting
      changes                              (.57)                                                      (.48)
    Net earnings (loss)                    (.65)        .41        2.23       1.08        2.20       11.78        3.21
Cash dividends declared per common
    share                                   .40        .375        .775        .70         .70         .70        .675
Working capital                         1,461.6                 1,864.8    2,141.8     2,119.0     2,787.3     1,066.4
Total assets                            6,874.8                 7,057.0    6,654.7     6,541.0     7,060.0     5,378.1
Current maturities of long-term debt      109.8                    10.0      198.3        21.7        20.6       117.2
Long-term debt, net of current
    maturities                            707.3                   812.1      519.9       712.1       723.8     1,390.3
Stockholders' equity                    3,902.1                 4,015.5    3,854.8     3,783.8     3,666.8     2,266.2
Book value per common share               33.01                   34.19      32.73       32.24       30.56       19.50
Capital expenditures (including
    capitalized leases)                    55.9                   120.0      172.9       187.9        94.2        64.8
Number of common stockholders            26,000                  26,000     29,000      30,000      30,000      31,000
- ----------------------------------------------------------------------------------------------------------------------

Reference is made to Note A to the consolidated financial statements for a description of the accounting changes.

                       CONSOLIDATED STATEMENT OF EARNINGS


                                 Six Months Ended April 30               Year Ended October 31
                                 --------------------------     ------------------------------
                                           1993        1992        1992       1991        1990
- ----------------------------------------------------------------------------------------------
                                                 (Unaudited)
                                                   (In millions, except per share)

REVENUES                               $1,898.1    $1,998.5    $4,264.9   $3,895.4    $3,869.0

Cost of goods sold                      1,286.8     1,383.1     2,739.8    2,638.7     2,542.6
Selling, general and
    administrative expenses               621.4       537.6     1,129.0    1,098.9     1,022.2
- ----------------------------------------------------------------------------------------------
                                        1,908.2     1,920.7     3,868.8    3,737.6     3,564.8
- ----------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                   (10.1)       77.8       396.1      157.8       304.2

Other income (expense) -- Note C           (3.7)       (6.6)       (6.6)       0.1        (2.0)

Interest and other investment
    income (expense)
    -- net -- Note K
      Interest expense                    (47.9)      (59.8)     (113.8)    (112.0)     (123.9)
      Interest and other investment
        income                             44.9        57.3       121.6      133.8       202.7
- ----------------------------------------------------------------------------------------------
                                           (3.0)       (2.5)        7.8       21.8        78.8
- ----------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES       (16.8)       68.7       397.3      179.7       381.0
Provision (benefit) for income taxes
    -- Notes A and I                       (7.7)       20.0       123.1       52.1       116.6
- ----------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE EXTRAORDINARY
    ITEM AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                      (9.1)       48.7       274.2      127.6       264.4
Extraordinary item -- Note D                                       (8.8)
Cumulative effect of accounting
    change --  Note A                     (66.9)
- ----------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                      $(76.0)      $48.7      $265.4     $127.6      $264.4
- ----------------------------------------------------------------------------------------------

Average common and common equivalent
    shares outstanding -- Note A          118.8       119.0       119.2      118.5       120.1
Earnings (loss) per share -- Note A
    Earnings (loss) before
      extraordinary item and cumulative
      effect of accounting change         $(.08)       $.41       $2.31      $1.08       $2.20
    Net earnings (loss)                    (.65)        .41        2.23       1.08        2.20
- ----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                     FINANCIAL REPORTING BY BUSINESS SEGMENTS

A summary description of the Company's business segments is as follows. See Note M for additional disclosures related to business segments.

                                 ENTERTAINMENT

Produces, finances and distributes motion pictures, television programming and prerecorded videocassettes and operates motion picture theaters, independent television stations, sports and entertainment facilities and regional theme parks.

                                   PUBLISHING

Publishes and distributes hardcover and paperback books, educational textbooks and materials, and provides information services for business and professions.


                      REVENUES AND OPERATING INCOME (LOSS)

                                                   Revenues
                      ------------------------------------------------------------
                      Six Months Ended April 30              Year Ended October 31
                      -------------------------        ---------------------------
                                1993       1992        1992        1991       1990
- ----------------------------------------------------------------------------------
                                      (Unaudited)
                                              (In millions)
Business Segments
   Entertainment            $1,280.8   $1,408.3    $2,657.4    $2,380.2   $2,446.7
   Publishing                  617.3      590.2     1,607.5     1,515.2    1,422.3
- ----------------------------------------------------------------------------------
     Total                  $1,898.1   $1,998.5    $4,264.9    $3,895.4   $3,869.0
- ----------------------------------------------------------------------------------


                                                Operating Income (Loss)
                      ------------------------------------------------------------
                      Six Months Ended April 30              Year Ended October 31
                      -------------------------        ---------------------------
                                1993       1992        1992        1991       1990
- ----------------------------------------------------------------------------------
                                      (Unaudited)
                                              (In millions)

Business Segments
   Entertainment              $121.9     $164.9      $279.6       $66.2     $212.5
   Publishing                  (90.9)     (55.0)      182.0       156.2      155.5
- ----------------------------------------------------------------------------------
     Total                      31.0      109.9       461.6       222.4      368.0
Corporate Expenses             (41.1)     (32.1)      (65.5)      (64.6)     (63.8)
- ----------------------------------------------------------------------------------
                              $(10.1)     $77.8      $396.1      $157.8     $304.2
- ----------------------------------------------------------------------------------


During the six months ended April 30, 1993, the Company recorded a $35-million and a $5-million charge, respectively, against Publishing's operating loss and Corporate Expenses and during the year ended October 31, 1991, recorded a $52-million charge against Entertainment's operating income. For further details related to these charges see Management's Discussion and Analysis.

Revenues by business segment include revenues that are directly associated with a particular segment. Revenues between business segments (amounts are insignificant), which are accounted for on substantially the same basis as revenues from unaffiliated customers, have been eliminated. No single customer accounts for 10% or more of consolidated revenues.

Export sales to unaffiliated customers were $290.7, $336.4 (unaudited), $606.8, $690.7 and $609.2 million, respectively, for the six months ended April 30, 1993 and 1992 and the years ended October 31, 1992, 1991 and 1990. These sales were principally made in Europe, Asia and Canada.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS





                             RESULTS OF OPERATIONS

                                 ENTERTAINMENT

                          SIX MONTHS 1993 VERSUS 1992

Revenues decreased 9% to $1,280.8 million from $1,408.3 million and operating income decreased 26% for the six months ended April 30, 1993, compared with the same prior-year period.

                                    Features

Revenues from features product decreased 28% in the six months ended April 30, 1993, to $503.3 million from $696.5 million. The theatrical revenue component of features declined 48% principally because of the release of fewer successful pictures. Home video revenues decreased 29% in the current-year period despite strong contributions from the domestic and foreign videocassette sales of Patriot Games, Star Trek VI: The Undiscovered Country and Boomerang, and the continued international success of Ghost. Pay cable revenues decreased 24% in the current six- month period because strong contributions from the availability of The Addams Family, Star Trek VI: The Undiscovered Country and Wayne's World were more than offset by the absence of recognition of additional license fees recorded in the prior-year six-month period for films made available in prior periods. Revenues from network features rose 61% because of the availability of more successful titles.

Features operating income decreased 94% in the current six-month period compared with the same prior-year period. Theatrical results declined primarily because of the release of fewer profitable pictures. Theatrical results included higher feature write-downs, primarily related to the releases of Leap of Faith, Jennifer Eight and The Temp, which more than offset contributions from the international box office performances of Patriot Games and Boomerang. Theatrical results also decreased in the current period due to the absence of recognition of a one-time payment received in the prior-year period in connection with the signing of a long-term film processing agreement, and from higher scenario reserves. Home video operations registered lower profits and pay cable results decreased in the current-year period primarily because of the decline in revenues described above. Operating income from network features rose primarily because of the increase in revenues. Income from domestic and international features syndication increased in the current-year period because of 30% higher revenues along with a more profitable mix of titles.

                                   Television

Television programming revenues increased 8%, to $345.7 million in the six months ended April 30, 1993, compared with $319.2 million for the same prior-year period. Revenues from the network series decreased 14% despite higher syndication sales of Cheers. Revenues from first-run series were up 19%; higher sales of Star Trek: The Next Generation, Entertainment Tonight and Hard Copy, along with contributions from Star Trek: Deep Space Nine, were partially offset by lower revenues from The Arsenio Hall Show.

Television programming results increased significantly, posting an operating profit in the current-year period compared with an operating loss in the same prior-year period. Profits from network series rose because of the aforementioned higher revenues from Cheers and the domestic licensing of Wings to USA Network. Income from first-run syndication increased, generated by the higher revenues previously noted. In addition, the current-year period reflects higher income from library products, principally Star Trek, as well as from television movies-of- the-week.

                              Station and Network

Operating results at the Station and Network group declined 22% in the six months ended April 30, 1993. Paramount Stations Group registered higher profits, principally due to an 11% increase in revenues, to $82.9 million from $74.8 million resulting from higher advertising sales. At USA Networks (jointly owned with MCA Inc.), operating income declined primarily because of start-up costs incurred for the Sci-Fi Channel.

                                    Theaters

Theatrical exhibition revenues decreased 12% in the current-year period, to $95.7 million from $108.3 million. International theater operations recorded higher revenue primarily because of increased attendance levels, principally from operations in Europe. Revenues at Famous Players, the Company's Canadian chain, declined 16% in the current six-month period. At Cinamerica, the Company's 50%-owned domestic theater operation (jointly owned with Time Warner Inc.), results for the six months equaled the prior year. Theatrical exhibition operating income rose 28%, primarily because of the increase in revenues and profitability from international theater operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



                             Madison Square Garden

Revenues for Madison Square Garden increased 9% in the current-year period, to $203.4 million from $185.8 million. The sports teams registered increased revenues of 6%, as higher ticket sales and National Basketball Association licensing and promotion revenues for the Knickerbockers were partially offset by lower revenues from the Rangers, where the absence of playoff income and the absence of league expansion revenues recorded in the prior-year period more than offset higher regular season ticket sales. The current period also included higher revenue from live entertainment events in the Arena as well as increased boxing telecast revenues and MSG Network affiliate sales.

Operating income decreased 12% in the current-year period, primarily due to lower results from the Rangers resulting from the decrease in revenues and higher team compensation. Results at MSG Network declined, as the increase in sales was more than offset by higher programming and operating expenses. These results were partially offset by higher income from the Knickerbockers and lower operating expenses.

                                Paramount Parks

Results for the current period include modest seasonal losses from Paramount Parks, the Company's theme park operations, which were acquired in the fourth quarter of fiscal 1992. Paramount Parks' operating season began in late March 1993.

                         FISCAL 1992 VERSUS FISCAL 1991

Revenues increased 12% to $2,657.4 million from $2,380.2 million and operating income increased 322% in fiscal 1992 compared with fiscal 1991. Results for the prior year included a $52-million charge, the majority of which was related to a provision for write-downs of certain motion picture and television development commitments and entertainment reorganization costs.

                                    Features

Revenues from features increased 6% to $1,259.4 million in the year ended October 31, 1992 from $1,190.3 million in the prior year. The theatrical revenue component of features declined 3% from those achieved in the comparable prior-year period, despite the strong domestic box office performance of Wayne's World, The Addams Family, Star Trek VI: The Undiscovered Country and Patriot Games, as well as the success of The Naked Gun 2 1/2: The Smell of Fear in foreign markets. Home video revenues in the current year equaled the prior year, benefiting from the release of Wayne's World and The Addams Family in the domestic videocassette market, sales of Ghost in the international videocassette market and The Naked Gun 2 1/2: The Smell of Fear in the domestic and foreign markets. Pay cable revenues increased 42% in fiscal 1992 principally because of the recognition of additional license fees for films made available in prior periods. Revenues from network features rose 14% in the current year, led by the availability of Indiana Jones and the Last Crusade.

Features recorded operating income in fiscal 1992 compared with an operating loss in fiscal 1991. Theatrical results for the current year increased significantly from those achieved in the prior year, primarily attributable to lower feature write-downs, the contributions from the performances of the above mentioned pictures, as well as lower scenario reserves and a one-time payment received in connection with the signing of a long-term film processing agreement. Home video operations registered higher profits in the current year, benefiting from the profitability of the aforementioned releases. Pay cable profitability increased significantly because of the higher revenues described above. Operating income from network features increased slightly in the current year on the increase in revenues. Domestic and international features syndication posted increased profits over the prior year because of 26% higher revenues on titles available for showing.

                                   Television

Television programming revenues increased 13% to $655.0 million in fiscal 1992 from $578.5 million in the prior-year. Revenues from first-run syndication increased 20%, as higher sales from Star Trek: The Next Generation, Entertainment Tonight, Hard Copy and The Maury Povich Show were partially offset by lower sales from Geraldo and The Arsenio Hall Show. Revenues from network series approximated the prior year. Television product also benefited from increased syndication and licensing revenues from library products, principally Star Trek.

Television programming profits were up 87% in fiscal 1992 from the prior year, led by the increases in revenues from first-run syndication and library products. These results were partially offset by a decline in income from network series, reflecting lower Cheers syndication renewal sales and increased investments in new programming.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




                              Station and Network

Operating income at the Station and Network group rose 6% in fiscal 1992 compared to the prior year. Paramount Stations Group registered lower profits, primarily stemming from higher programming costs occasioned by the use of more conservative film amortization assumptions, which were partially offset by a 7% increase in revenues, to $157.2 million from $147.1 million resulting from higher advertising sales. Profits were higher at USA Networks because of increased revenues at USA Network, primarily due to higher advertising and affiliate revenues, which were partially offset by start-up costs incurred for the Sci-Fi Channel.

                                    Theaters

Theatrical exhibition revenues decreased 2%, from $196.7 million in fiscal 1991 to $192.7 million in fiscal 1992, stemming principally from lower attendance levels. Operating income declined 5%, primarily because of lower results at Cinamerica stemming principally from the decreased attendance levels. Additionally, results at Famous Players declined slightly. These results were partially offset by higher profits at international theater operations which benefited from continued circuit expansion, higher average admission and concession prices and increased attendance levels.

                             Madison Square Garden

Revenues for Madison Square Garden increased by 28% in fiscal 1992, to $288.9 million from $225.6 million in fiscal 1991. The sports teams registered increased revenues of 26% because of higher ticket sales, additional playoff games, National Hockey League expansion revenues and National Basketball Association licensing and promotional revenues. Fiscal 1992 also included higher revenue from live entertainment events at The Paramount, higher suite license and concession revenues, improved revenues from SRO/Pace, increased MSG Network affiliate and advertising sales and revenues from the Democratic National Convention.

Madison Square Garden registered operating income in fiscal 1992 compared with an operating loss in fiscal 1991. Results for the Knickerbockers were up primarily because of increased revenues, which were partially offset by higher operating expenses. The Rangers registered lower profits; increased team compensation and higher operating expenses more than offset the increase in revenues. Results at MSG Network benefited from the increase in sales, which were partially offset by increases in programming and production costs. In addition to the increased profits arising from the other higher revenues described above, Madison Square Garden's results for fiscal 1992 include lower operating expenses.

                                Paramount Parks

Operating results for the current year reflect contributions from Kings Entertainment Company and Kings Island Company, later renamed Paramount Parks, which were acquired in August and October 1992, respectively.

                         FISCAL 1991 VERSUS FISCAL 1990

Revenues decreased 3% to $2,380.2 million from $2,446.7 million and operating income decreased 69% in fiscal 1991 compared with fiscal 1990. Results for fiscal 1991 included the $52-million charge described above.

                                    Features

Revenues from features decreased 11%, to $1,190.3 million in the year ended October 31, 1991 from $1,330.2 million in the prior year. Theatrical revenues for fiscal 1991 decreased 17% from those achieved in the prior year because of a less successful product flow, despite the international box office performance and continued domestic success of Ghost and the release of The Naked Gun 2 1/2: The Smell of Fear in domestic and foreign theatrical markets. Home video revenues rose 5%, benefiting from strong videocassette sales of Ghost, The Hunt for Red October and Another 48 HRS. in both domestic and foreign markets. Pay cable revenues decreased 20%, domestic and international features syndication revenues fell 29% and sales of features to network television declined 28% because of the mix of available titles in fiscal 1991.

Features incurred operating losses in fiscal 1991 compared with operating income in fiscal 1990. Theatrical results for fiscal 1991 decreased from those achieved in the prior year because of lower revenues combined with an increase in feature write-downs, primarily related to the release of Flight of the Intruder, Frankie and Johnny, Almost an Angel, The Butcher's Wife and The Godfather Part III. However, theatrical results benefited from lower scenario reserves. Home video operations registered higher profits due to the increased revenues. Pay cable and domestic and international features syndication profits decreased due to the lower revenues and lower average profit rates of titles available for showing. Operating income

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




from network features declined in the current year because of the decrease in revenues. Results also include expenses related to a direct satellite pay-per-view service, in which the Company had an investment in fiscal 1991.

                                   Television

Revenues from television product declined 6% to $578.5 million in fiscal 1991 from $615.9 in the prior-year principally because of lower syndication sales of library product. Network series revenues increased 8%, as strong gains from the renewal of Cheers in syndication markets were partially offset by lower sales from MacGyver. In first-run syndication, revenues decreased 6% as higher sales from Entertainment Tonight and Star Trek: The Next Generation were more than offset by lower revenues from Geraldo and The Arsenio Hall Show.

Operating income from television product fell 58% principally because of the decline in syndication sales and profitability of library products along with lower income from Dear John and MacGyver.

                              Station and Network

Station and Network group results rose 72% in fiscal 1991 compared to the prior year. Fiscal 1991 results reflect the consolidation of a full twelve months of operations versus six months in the prior year of the Paramount Stations Group (formerly TVX Broadcast Group Inc.), which was carried on an equity basis prior to May 1990. Profits at USA Network rose because of an increase in sales, which was primarily due to higher advertising and affiliate revenues, and settlement of outstanding litigation.

                                    Theaters

Theatrical exhibition revenues decreased 6%, to $196.7 million from $208.6 million in fiscal 1990. Revenues at Famous Players declined 11% primarily because of lower attendance levels and average admission prices. International theater operations posted 13% lower revenues despite the continued expansion of operations in the United Kingdom. Operating income decreased 18%. Results at Famous Players declined primarily because of lower revenues partially offset by lower film rental costs. Operating income from international theater operations declined because of the absence of gains recorded in the prior year on the sale of theater interests as well as operating losses in the current year attributable to the start-up of operations in Germany, partially offset by contributions from the aforementioned expansion in the United Kingdom. Cinamerica recorded increased profits because of higher average admission and concession prices, lower film rental and operating costs and a gain on the sale of theaters.

                             Madison Square Garden

Revenues for Madison Square Garden increased by 20% in fiscal 1991, to $225.6 million from $188.0 million in fiscal 1990. MSG Network revenues increased as affiliate and advertising sales rose in fiscal 1991. Revenues for the Knickerbockers increased 5% as higher broadcast revenues and ticket sales were partially offset by the absence of league expansion revenues recorded in the prior year. The Rangers posted 19% higher revenues, primarily because of increased league expansion revenues and ticket sales. Madison Square Garden's results also include higher suite license revenues.

Madison Square Garden experienced an operating loss in fiscal 1991 compared with operating income in fiscal 1990. Higher revenues at MSG Network were more than offset by higher programming and operating costs. The Knickerbockers registered lower profits; increased team compensation, higher operating expenses and lower playoff income were partially offset by the increase in revenues. The Rangers posted improved profits, as higher revenues were partially offset by increased team compensation, higher operating expenses and lower playoff income. Fiscal 1991 operating results were negatively impacted by lower results from SRO/Pace, pre-opening advertising and promotional expenses for the renovated Madison Square Garden facility and higher operating expenses.

                                   PUBLISHING

                          SIX MONTHS 1993 VERSUS 1992

Revenues for publishing operations rose 5% to $617.3 million in the current period compared with $590.2 million in the prior-year period. Publishing operations, which traditionally record profits in the quarters ended July 31 and October 31, posted 65% higher operating losses for the six months ended April 30, 1993, compared with the prior-year period. The current-year period includes a $35-million charge, related to the write-down of certain real estate sites, expected to be sold, to fair value and relocation costs for several operating sites.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




                                    Consumer

Revenues increased 7% in the current-year period to $178.2 million from $167.0 million in the prior year; stronger frontlist and backlist sales of hardcover titles and increased international sales along with increased frontlist paperback sales, were partially offset by lower sales of children's books and backlist sales of certain reference books.

Consumer publishing posted higher operating results in the current-year period as increased revenues were partially offset by increased product support and development and operating expenses.

                      Business, Technical and Professional

Revenues of $154.5 million increased 6% from $145.1 million in the prior-year period as higher sales of computer titles, multimedia programs and medical publications were partially offset by lower tax software and professional service revenues.

Operating income approximated the comparable year-earlier period as improved revenues were partially offset by increased product support and development and operating expenses.

                                   Education

Revenues rose slightly in the current-year period to $226.2 million from $224.9 million in the prior-year period. Elementary education revenues declined 3% from $74.4 million to $71.8 million as lower sales of prior years' programs and fewer new product releases were partially offset by increased sales of computer learning stations. At secondary education, revenues were flat as higher sales from social studies programs were more than offset by decreased sales in mathematics, science and language arts programs. Higher education revenues rose by 3% to $133.8 million in the current-year period from $129.7 million in the prior-year period because of increased sales of vocational books, from the success of new editions, and frontlist sales of college texts.

Operating losses increased 25% in the current-year period primarily because of increased seasonal operating losses at the elementary and secondary education groups. The slight improvement in education group revenues was more than offset by increased product support expenses, primarily due to the acceleration of promotional spending for elementary programs and increased state adoption opportunities for secondary programs, along with higher product development and operating expenses.

                                 International

Revenues of $68.0 million improved 8% from $63.2 million in the prior-year period from sales gains at all units, led by Asia, Canada, Mexico and Japan.

Operating income declined slightly despite the increased revenues, due to higher expenses.

Additionally, overall publishing operations benefited from lower corporate administrative expenses.

                         FISCAL 1992 VERSUS FISCAL 1991

Revenues increased 6% to $1,607.5 million in fiscal 1992 compared with $1,515.2 million in fiscal 1991, while operating income rose 17%.

                                    Consumer

Revenues of $387.2 million increased 6% from $364.1 million in fiscal 1991 primarily because of a stronger publishing program of paperback books which resulted in higher sales of initial releases and reorders, combined with stronger frontlist and reorder sales and a greater number of bestsellers for hardcover titles and higher sales of certain reference titles.

Operating income rose 108% primarily because of the increased revenues.

                      Business, Technical and Professional

Revenues rose 29% to $320.1 million in fiscal 1992 from $247.4 million in fiscal 1991 primarily because of contributions from recently acquired Prentice Hall Computer Publishing.

Operating income increased by 166% because of the higher revenues.

                                   Education

Revenues for fiscal 1992 of $760.5 million were 2% lower compared with fiscal 1991. Elementary education group revenues declined by 9% to $328.3 million from $362.3 million in fiscal 1991 as decreased sales of textbooks, principally due to fewer adoption opportunities, reduced funding at the local and state levels and lower sales of prior years'

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



programs, as well as reduced sales from educational film and video products, were partially offset by sales increases on volume growth of learning stations and increased frontlist sales of workbooks and kits. Secondary education revenues decreased by 2% to $133.4 million in the current year principally due to fewer adoption opportunities. Revenues of $298.8 million at higher education rose 6% in the current year from $280.9 million in fiscal 1991 because of strong sales gains from college books, reflecting the effect of volume improvements, and vocational publications.

Operating income increased 5% as decreased revenues were more than offset by lower product support and operating expenses, despite expansion costs incurred in anticipation of planned growth at Computer Curriculum Corporation.

                                 International

Revenues improved by 12% in the current year to $154.9 million from $138.7 million in the prior year primarily because of sales gains from acquired Prentice Hall Computer Publishing titles as well as volume improvements of locally produced products.

Operating income rose by 20% as improved revenues were partially offset by increased product support and development and operating expenses incurred primarily to service and promote the acquired Prentice Hall Computer Publishing products.

Additionally, overall publishing operations reflect higher corporate administrative expenses.

                         FISCAL 1991 VERSUS FISCAL 1990

Revenues improved by 7% to $1,515.2 million from $1,422.3 million in fiscal 1990, while operating income increased slightly in fiscal 1991 compared with fiscal 1990.

                                    Consumer

Revenues of $364.1 million increased 7% from $340.0 million in fiscal 1990 because of higher sales of paperback reorders and initial releases and a strong frontlist performance of hardcover titles.

Operating income decreased by 21% as higher sales were more than offset by a corresponding increase in revenue related expenses, primarily operating and product development expenses and lower distribution fees.

                      Business, Technical and Professional

Revenues of $247.4 million equalled the prior year as lower software license and service fees and lower sales resulting from the timing of the release of 1991 annual editions, were offset by increased subscription sales at Bureau of Business Practice.

Operating income declined 29% because of higher operating and product development expenses which were partially offset by lower product support expenses, primarily at professional publishing.

                                   Education

Revenues increased 7% to $779.5 million in fiscal 1991 compared with $725.7 million in fiscal 1990. Elementary education revenues were $362.3 million in fiscal 1991 or 9% higher than the $331.9 million achieved in fiscal 1990 because of strong sales of current-year programs, primarily math, science, social studies and reading, along with the inclusion of a full twelve months of operations versus eight months in the prior year from Computer Curriculum Corporation, which was acquired in March 1990. Secondary education revenues rose 6% to $136.3 million from $128.5 million because of sales gains in language arts and social studies due to increased state adoptions. Higher education posted a 6% increase in revenues of $280.9 million in fiscal 1991 versus $265.3 million in fiscal 1990 on sales gains stemming principally from college books and vocational publications.

Operating income decreased 4% as improved revenues were more than offset by increased product support and development and operating expenses, due in part to expansion costs at Computer Curriculum Corporation incurred in anticipation of planned growth, along with lower profits from the group's educational film and video operations.

                                 International

Revenues of $138.7 million rose 8% from $128.8 million in fiscal 1990 as higher educational sales, primarily from the United Kingdom, Asia, Australia and Mexico more than offset lower Canadian trade sales.

Profits from international operations decreased slightly as increased sales were more than offset by higher product support and development expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS





Additionally, overall publishing operations reflect lower corporate administrative expenses.

                      INTEREST AND OTHER INVESTMENT INCOME

                                (EXPENSE) -- NET

Net interest and other investment expense increased slightly in the current six months ended April 30, 1993, compared with the same prior-year period. The current six-month period benefited from lower interest expense primarily because lower average effective interest rates on the Company's debt more than offset the effect of higher average debt outstanding. Interest and other investment income declined in the current six-month period due to lower average
cash equivalents and short-term investments.   The lower average cash
equivalents and short-term investments were primarily a result of acquisitions, the repurchase of shares of the Company's Common Stock and the funding of the working capital requirements of the Company.

In addition to the results of the operating units, earnings reflect lower net interest and other investment income for the year ended October 31, 1992 compared with 1991, and 1991 compared with 1990. These decreases stem from lower average cash equivalents, short-term investments and interest rates. The lower average cash equivalents and short-term investments were primarily a result of expenditures for acquisitions, the repurchase of shares of the Company's Common Stock and the funding of the working capital requirements of the Company, and in 1991, because of a March 1990 income tax payment related to the October 1989 sale of Associates First Capital Corporation, the Company's former consumer/commercial finance business, and a reduction of outstanding debt.

                                     OTHER

The pre-tax loss of $16.8 million in the six months ended April 30, 1993 gives rise to an income tax benefit at an effective rate of 45.8%. For the comparable prior year period, the effective rate for income taxes on pre-tax earnings of $68.7 million was 29.1%. The increase in the effective rate is the result of less income subject to tax at lower foreign rates, increases in income subject to state and local income taxes and the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Corporate expenses include a $5-million charge in the current six-month period in connection with the Company's planned relocation of its corporate headquarters.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company depended primarily on internal cash flow and external borrowings to finance its operations during the six months ended April 30, 1993, and expects to continue to do so. In connection with the tender offers and merger proposals described in Note O to the consolidated financial statements, subsequent to its January 1994 dividend, the Company has discontinued its regular quarterly dividend payment.

In May 1993, the Company purchased the remaining 80% it did not own of Canada's Wonderland, Inc., later renamed Paramount Canada's Wonderland, Inc., a Canadian theme park, for approximately $52 million. The Company subsequently liquidated Paramount Canada's Wonderland debt obligations of approximately $31 million.
In June 1993, the Company agreed to sell Prentice Hall Legal and Financial Services, Prentice Hall Legal Practice Management and Prentice Hall Professional Software, three of its Publishing software and information services units, to Information America, Inc. This agreement was terminated in October 1993. In September 1993, the Company purchased television station WKBD-TV in Detroit from Cox Enterprises Inc. for approximately $105 million.
In February 1994, the Company acquired Macmillan Publishing Company and certain other assets of Macmillan Inc., a leading book publisher, for approximately $553 million.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




In July 1993, the Company redeemed $100 million of 8 1/2% senior notes due 1996. Also, in July 1993, the Company completed a public offering of $150 million of 5 7/8% senior notes due 2000 and $150 million of 7 1/2% senior debentures due 2023. A portion of the net proceeds was used to refinance the previously mentioned redemption of the Company's 8 1/2% senior notes. The remainder of such proceeds were used to fund the acquisitions of television station WKBD-TV in Detroit and the remaining 80% interest in Paramount Canada's Wonderland theme park. During the current six-month period, the Company purchased 0.6 million shares of its Common Stock under a 10-million share repurchase program announced in May 1988, leaving 2.6 million remaining shares authorized under the program. Total debt as a percentage of total capitalization was 17% at April 30, 1993 and October 31, 1992. In the past, the Company has been able to increase its borrowings as required and expects to be able to continue to do so.

Trade receivables decreased at April 30, 1993 compared to October 31, 1992 by 15%, which is principally attributable to the Company's publishing operations. Educational publishing, which normally contributes more than half of annual publishing revenues, records most of its sales in the Company's July and October quarters, corresponding to the typical school-year buying cycle.

Total inventories increased 17% at April 30, 1993 compared with October 31, 1992; 65% of this increase is attributable to Paramount Pictures due to production of first-run and network television-series product. In addition, 20% of the overall increase was attributable to New York Yankees broadcast rights payments at Madison Square Garden in connection with the 1993 major league baseball season.

The balance sheet at October 31, 1992, reflects the acquisitions of Paramount Parks and Prentice Hall Computer Publishing, resulting in significant changes in certain balance sheet accounts as compared to October 31, 1991.

Capital expenditures amounted to $56, $69, $120, $168 and $187 million for the six months ended April 30, 1993 and 1992 and the years ended October 31, 1992, 1991 and 1990, respectively.

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

The Company elected to record the cumulative effect of the accounting change as a charge against income as of November 1, 1992, resulting in a one-time charge of $66.9 million, net of income taxes of $34.5 million, or $.57 per share. For further detail, see Notes A and J to the consolidated financial statements.

In February 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes." Effective May 1, 1993, the Company adopted the provisions of this standard by restating its prior period financial statements beginning November 1, 1988. The effect of adopting SFAS No. 109 was to decrease the loss before cumulative effect of accounting change and net loss by $1.8 million ($.01 per share) for the six months ended April 30, 1993; increase earnings before extraordinary item and net earnings by $4.0 million ($.04 per share) for the year ended October 31, 1992; and, increase net earnings by $5.4 million ($.05 per share), $5.3 million ($.04 per share) and $2.0 million ($.02 per share) for the years ended October 31, 1991 and 1990 and the six months ended April 30, 1992, respectively. The cumulative effect of adopting SFAS No. 109 as of October 31, 1989, decreased the beginning balance of 1990's retained earnings by $50.7 million.

Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated. For further detail, see Notes A and I to the consolidated financial statements.


                           EFFECTS OF ACCOUNTING FOR

                            POSTEMPLOYMENT BENEFITS

In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which is effective for the Company in the year ending April 30, 1995. Under this statement, the cost of benefits provided to employees after employment but before retirement is to be recognized in the financial statements on an accrual basis during the service period of the employee. It is expected that implementation of this statement will not have a material impact on the financial statements of the Company.


                     ACCOUNTING FOR CERTAIN INVESTMENTS IN

                           DEBT AND EQUITY SECURITIES

In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is effective for the Company in the year ending April 30, 1995. This statement sets forth the accounting for certain investments in debt and equity securities based upon management's ability and intent, at the time of purchase, to trade, hold to maturity or make available for sale such investments. The effect of this statement at the time of adoption will depend upon the Company's ability and intent with respect to such investments.

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

Furthermore, to the extent that the Company is affected by several other provisions of the Act, the results should not be material.

                           CONSOLIDATED BALANCE SHEET

                                                              April 30                          October 31
                                                              --------            ------------------------
                                                                  1993              1992              1991
- ----------------------------------------------------------------------------------------------------------
                                                                               (In millions)
ASSETS

CURRENT ASSETS
Cash and cash equivalents -- Notes A and L                      $372.6            $324.3            $555.3
Short-term investments -- Notes A and L                          569.7             912.0           1,020.7
Trade receivables -- net -- Note K                               829.6             972.9             904.1
Inventories -- Notes A and E                                     617.3             580.2             590.4
Prepaid income taxes                                             131.7             139.7             115.4
Prepaid expenses and other -- Note K                             400.2             342.7             407.9
- ----------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                       2,921.1           3,271.8           3,593.8
- ----------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT -- Note A
Land                                                             210.8             210.4             130.8
Buildings                                                        591.4             590.6             537.3
Machinery, equipment and other                                   606.9             573.8             358.2
- ----------------------------------------------------------------------------------------------------------
                                                               1,409.1           1,374.8           1,026.3
    Less allowance for depreciation                              336.1             315.5             268.2
- ----------------------------------------------------------------------------------------------------------
                                                               1,073.0           1,059.3             758.1
- ----------------------------------------------------------------------------------------------------------
OTHER ASSETS
Investment in affiliated companies -- Notes A and F              243.9             228.9             204.4
Noncurrent receivables and inventories -- Notes A and E          689.8             604.7             483.0
Intangible assets -- net -- Note A                             1,517.5           1,528.1           1,239.3
Deferred costs and other -- Note A                               429.5             364.2             376.1
- ----------------------------------------------------------------------------------------------------------
                                                               2,880.7           2,725.9           2,302.8
- ----------------------------------------------------------------------------------------------------------
                                                              $6,874.8          $7,057.0          $6,654.7
- ----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                            $109.8             $10.0            $198.3
Trade accounts payable                                           194.7             143.7             119.8
Income taxes payable                                              26.6             139.2             131.4
Accrued expenses and other -- Notes K and L                    1,128.4           1,114.1           1,002.5
- ----------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                  1,459.5           1,407.0           1,452.0
- ----------------------------------------------------------------------------------------------------------
DEFERRED LIABILITIES -- Note K                                   805.9             822.4             828.0
LONG-TERM DEBT, net of current maturities -- Notes A, G and L    707.3             812.1             519.9
STOCKHOLDERS' EQUITY -- Note H
Common Stock, recorded at $1.00 par value; 600,000,000 shares authorized; shares outstanding, 118,199,396 at April 30,
    1993 (excluding 29,665,980 shares held in treasury),
    117,459,926 at October 31, 1992 (excluding 30,405,450
    shares held in treasury) and 117,757,018 at October 31,
    1991 (excluding 30,108,358 shares held in treasury)          118.2             117.5             117.8
Paid-in surplus                                                  712.8             665.7             629.5
Retained earnings -- Notes A, F and I                          3,082.5           3,228.6           3,096.4
Cumulative translation adjustments                               (11.4)              3.7              11.1
- ----------------------------------------------------------------------------------------------------------
                                                               3,902.1           4,015.5           3,854.8
- ----------------------------------------------------------------------------------------------------------
                                                              $6,874.8          $7,057.0          $6,654.7
- ----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                      Three Years and Six Months Ended April 30, 1993
                                                     ----------------------------------------------------------------
                                                                                          Cumulative            Total
                                                     Common    Paid-in    Retained       Translation    Stockholders'
                                                      Stock    Surplus    Earnings       Adjustments           Equity
- ---------------------------------------------------------------------------------------------------------------------
                                                                            (In millions)
BALANCE AT OCTOBER 31, 1989, NET OF TREASURY
    -- AS REPORTED                                   $120.0     $539.0    $3,054.7              $3.8         $3,717.5
Cumulative effect of accounting change
    -- Note A                                                                (50.7)                             (50.7)
- ---------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 1989, NET OF TREASURY
    -- AS ADJUSTED                                    120.0      539.0     3,004.0               3.8          3,666.8
Common Stock issued
    Exercise of stock options and grants
        to employees                                    0.4       37.6                                           38.0
    Dividend reinvestment and stock
        purchase plan                                   0.1        3.1                                            3.2
Acquisition of stock for the treasury                  (3.1)     (14.6)     (110.0)                            (127.7)
Common Stock dividends ($.70 per share)                                      (83.4)                             (83.4)
Translation adjustments                                                                         11.7             11.7
Tax benefit from exercise of stock options                        10.8                                           10.8
Net earnings for the year                                                    264.4                              264.4
- ---------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 31, 1990, NET OF TREASURY          117.4      575.9     3,075.0              15.5          3,783.8
Common Stock issued
    Exercise of stock options and grants
        to employees                                    1.0       51.8                                           52.8
    Dividend reinvestment and stock
        purchase plan                                   0.1        3.3                                            3.4
Acquisition of stock for the treasury                  (0.7)      (3.7)      (23.8)                             (28.2)
Common Stock dividends ($.70 per share)                                      (82.4)                             (82.4)
Translation adjustments                                                                         (4.4)            (4.4)
Tax benefit from exercise of stock options                         2.2                                            2.2
Net earnings for the year                                                    127.6                              127.6
- ---------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 31, 1991, NET OF TREASURY          117.8      629.5     3,096.4              11.1          3,854.8
Common Stock issued
    Exercise of stock options and grants to employees   0.7       38.1                                           38.8
    Dividend reinvestment and stock
        purchase plan                                   0.1        3.6                                            3.7
Acquisition of stock for the treasury                  (1.1)      (6.4)      (41.7)                             (49.2)
Common Stock dividends ($.775 per share)                                     (91.5)                             (91.5)
Translation adjustments                                                                         (7.4)            (7.4)
Tax benefit from exercise of stock options                         0.9                                            0.9
Net earnings for the year                                                    265.4                              265.4
- ---------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 31, 1992, NET OF TREASURY          117.5      665.7     3,228.6               3.7          4,015.5
Common Stock issued
    Exercise of stock options and grants
      to employees                                      1.3       41.6                                           42.9
    Dividend reinvestment and stock
        purchase plan                                              1.9                                            1.9
Acquisition of stock for the treasury                  (0.6)      (3.5)      (22.9)                             (27.0)
Common Stock dividends ($.40 per share)                                      (47.2)                             (47.2)
Translation adjustments                                                                        (15.1)           (15.1)
Tax benefit from exercise of stock options                         7.1                                            7.1
Net loss for the six months ended April 30, 1993                             (76.0)                             (76.0)
- ---------------------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 30, 1993, NET OF TREASURY           $118.2     $712.8    $3,082.5            $(11.4)        $3,902.1
- ---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                             Six Months Ended April 30                          Year Ended October 31
                                             -------------------------        ---------------------------------------
                                                       1993       1992        1992              1991             1990
- ---------------------------------------------------------------------------------------------------------------------
                                                             (Unaudited)
                                                                         (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings (loss) before extraordinary
    item and cumulative effect of
    accounting change                                 $(9.1)     $48.7      $274.2            $127.6           $264.4
Non-cash expenses
    Depreciation                                       37.1       35.2        71.7              59.1             45.8
    Deferred income taxes                              28.9        1.0        (3.2)            (37.5)            23.1
    Amortization of intangible assets                   4.3        4.0        44.4              39.2             33.6
    Amortization of pre-publication costs              24.0       23.5        87.0              88.0             67.2
    Provision for real estate write-down and
      relocation                                       40.0
Undistributed net earnings of unconsolidated
    affiliates                                        (11.3)     (14.1)      (19.7)            (15.7)           (31.2)
Theatrical and television inventories and
    broadcast rights
      Gross additions                                (526.8)    (472.0)     (909.6)           (953.6)          (863.7)
      Amortization                                    387.0      413.7       834.7             945.2            836.3
Decrease (increase) in network features and
    syndication licenses                                4.2      (66.5)      (78.2)            (47.1)          (117.5)
Increase in pre-publication costs                     (39.6)     (44.9)      (87.7)            (77.8)          (110.1)
Decrease (increase) in trade receivables              194.6      162.7        (8.4)            (44.6)             1.0
Decrease (increase) in inventories (other than
    theatrical and television)                        (23.5)     (11.9)       19.4              19.2            (15.0)
Decrease (increase) in prepaid expenses               (67.6)      31.2       (13.4)            (45.0)           (21.8)
Increase (decrease) in trade accounts payable          51.0       (3.4)        8.5             (24.3)            24.9
Increase (decrease) in income taxes payable
    (including $667.4 million in 1990 related to
    gain on sale of business)                        (112.6)     (41.7)       12.4             (29.8)          (634.7)
Increase (decrease) in accrued expenses and other     (50.7)     (19.6)       34.4             (10.3)           (76.4)
Other -- net                                          (91.1)     (66.4)      (48.4)             91.7             93.9
- ---------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS PROVIDED FROM (USED FOR)
    OPERATING ACTIVITIES                             (161.2)     (20.5)      218.1              84.3           (480.2)
- ---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT AND OTHER ACTIVITIES

Expenditures for property, plant and equipment
    (excluding capitalized leases)                    (55.9)     (68.8)     (120.0)           (167.5)          (186.7)
Proceeds on disposal of property, plant and
    equipment                                           1.1        5.2        11.8               2.2              2.6
Purchase price of acquired businesses (net of
    acquired cash)                                     (0.1)    (161.5)     (585.1)            (86.9)          (220.9)
Decrease (increase) in investment in affiliated
    companies                                          (3.7)      13.3        10.8               8.3
Decrease (increase) in short-term and other
    investments                                       317.1      114.3       209.0            (467.1)          (476.8)
Increase in investments maturing after one year                                                (43.6)          (211.0)
Decrease in investments maturing after one year                   25.6        49.1             205.5
Decrease in notes receivable                            1.3        4.7         8.9              17.3            515.8
- ---------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS PROVIDED FROM (USED FOR) INVESTMENT
    AND OTHER ACTIVITIES                              259.8      (67.2)     (415.5)           (531.8)          (577.0)
- ---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long-term debt                                       245.7       492.4
Payments of long-term debt                             (5.9)    (214.5)     (395.7)            (26.9)          (138.1)
Loss on early extinguishment of debt                                         (13.4)
Issuance of Common Stock (excluding grants
    to employees)                                      29.8        9.8        23.8              14.5             13.4
Acquisition of stock for the treasury                 (27.0)      (0.7)      (49.2)            (15.2)          (142.3)
Dividends                                             (47.2)     (44.2)      (91.5)            (82.4)           (83.4)
- ---------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS USED FOR FINANCING ACTIVITIES          (50.3)      (3.9)      (33.6)           (110.0)          (350.4)
- ---------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       48.3      (91.6)     (231.0)           (557.5)        (1,407.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        324.3      555.3       555.3           1,112.8          2,520.4
- ---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $372.6     $463.7      $324.3            $555.3         $1,112.8
- ---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    NOTE A-- SIGNIFICANT ACCOUNTING POLICIES

                          Principles of Consolidation
The consolidated financial statements include the accounts of Paramount
Communications Inc. (Company) and its majority-owned affiliates.   The
Company's investments in its 20-50% owned investees are carried on the equity basis. The income taxes of the investees are included in the provision for income taxes.

Certain amounts in the consolidated financial statements for periods prior to April 30, 1993 have been reclassified to conform to current presentation for comparative purposes.

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

The Company elected to record the cumulative effect of the accounting change as a charge against income as of November 1, 1992, resulting in a one-time charge of $66.9 million, net of income taxes of $34.5 million, or $.57 per share. The incremental effect of this accounting change on each of the quarters in the six months ended April 30, 1993 was to increase net periodic postretirement benefit cost by approximately $2.6 million on a pre-tax basis.

In February 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes." Effective May 1, 1993, the Company adopted the provisions of this standard by restating its prior period financial statements beginning November 1, 1988. The effect of adopting SFAS No. 109 was to decrease the loss before cumulative effect of accounting change and net loss by $1.8 million ($.01 per share) for the six months ended April 30, 1993; increase earnings before extraordinary item and net earnings by $4.0 million ($.04 per share) for the year ended October 31, 1992; and, increase net earnings by $5.4 million ($.05 per share), $5.3 million ($.04 per share) and $2.0 million ($.02 per share - unaudited) for the years ended October 31, 1991 and 1990 and the six months ended April 30, 1992, respectively. The cumulative effect of adopting SFAS No. 109 as of October 31, 1989, decreased the beginning balance of 1990's retained earnings by $50.7 million.

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

                           Change in Fiscal Year End
In June 1993, the Board of Directors approved a change in the Company's fiscal year end to April 30 from October 31.

                           Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments with original maturities of three months or less.

                            Short-Term Investments
Short-term investments consist of instruments with original maturities in excess of three months and are carried at cost, which approximates market.

                                  Inventories
Inventories are generally determined using the lower of cost (first-in, first-out or average cost method) or net realizable value.

           Theatrical and Television Inventories, Revenues and Costs
Feature films are produced or acquired for distribution, normally, first in the theatrical market followed by videocassettes, pay cable, network television and syndicated television. On average, the length of the revenue cycle for feature films approximates four years. Theatrical revenues from domestic and foreign markets are recognized as films are exhibited, revenues from the sale of videocassettes are recognized upon delivery of the merchandise and revenues from all television sources are recognized upon availability of the film for telecast.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Television series initially produced for the networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The more successful series are later syndicated in domestic markets and in certain foreign markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production. Revenues arising from television license agreements are recognized in the year that the films or television series are available for telecast.

Inventories related to theatrical and television product (which include direct production costs, production overhead, capitalized interest, and acquisition costs) are stated at the lower of cost less amortization or net realizable value. Inventories are amortized and participations and residuals are accrued on an individual product basis in the proportion that current revenues bear to the estimated remaining total lifetime revenues. Domestic syndication and basic cable revenue estimates are not included in the estimated lifetime revenues of network series until such sales are probable. Estimates of total lifetime revenues and expenses are periodically reviewed. The costs of feature and television films are classified as current assets to the extent such costs are expected to be recovered through the respective primary markets. Other costs relating to film production are classified as noncurrent.

The Company estimates that approximately 94% of unamortized film costs at April 30, 1993 will be amortized within the next three years.

                         Publishing Revenue Recognition
The Company's publishing segment follows standard industry practice of recognizing revenue when merchandise is shipped and billed.

                                Broadcast Rights
Broadcast rights are recorded when the license period begins and the program becomes available for use, and are stated at the lower of cost less amortization or net realizable value. Broadcast rights for feature films and syndicated programs are amortized using the straight-line method based on program usage. Sports rights are generally charged to expense when the event is telecast. Contract payments are generally made in installments over a term somewhat shorter than the contract.

                         Property, Plant and Equipment
Property, plant and equipment are carried at cost. Provision for depreciation on substantially all depreciable assets is computed using the straight-line method over the estimated useful lives of the assets.

                               Intangible Assets
Intangible assets primarily represent the excess of cost of purchased businesses over the value of their net underlying assets (goodwill) and are being amortized annually by the straight-line method over appropriate periods not exceeding forty years. Intangible assets are net of accumulated amortization of $233.9, $230.1 and $186.0 million at April 30, 1993 and October 31, 1992 and 1991, respectively.

                            Deferred Costs and Other
Deferred costs and other includes certain pre-publication costs being amortized annually by the straight-line method or an accelerated basis over appropriate periods, the majority of which is four years.

                           Unamortized Debt Discount
Debt discount is amortized over the term of the related debt using the interest method.

                                  Income Taxes
Provision for income taxes includes deferred taxes which represent future tax effects of items reported for income tax purposes in periods different than for financial purposes.

                    Deferred Off-Season Theme Park Expenses
Certain expenses incurred in the off-season to prepare the theme parks for the operating season are deferred and amortized over the subsequent operating season, which generally begins in March and finishes in October.

                           Earnings (Loss) Per Share
Earnings (loss) per share amounts are based on the weighted average common and dilutive common equivalent (stock options) shares outstanding during the respective periods. Earnings (loss) per share are computed by dividing the average common and, where dilutive, common equivalent shares outstanding into the earnings (loss) applicable to such shares.

                           NOTE B -- ACQUISITION AND
                           DISPOSITION OF BUSINESSES

In August and October 1992, the Company acquired Kings Entertainment Company and Kings Island Company, respectively, later renamed Paramount Parks, which own and operate regional theme parks, for a total of approximately $400 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In November 1991, the Company acquired Macmillan Computer Publishing, later renamed Prentice Hall Computer Publishing, a leading publisher of personal computer and related technical books, for approximately $158 million.

The acquisitions are being accounted for as purchases and the financial statements include the results of their operations from the dates of acquisition.

The following table summarizes, on a pro forma basis, the combined results of operations as though Kings Entertainment Company, Kings Island Company and Macmillan Computer Publishing had been acquired on November 1, 1990. It includes estimated amounts for a reduction of interest income due to the use of short-term investments for the acquisitions, amortization of estimated intangible assets, additional depreciation expense and an adjustment for income taxes, at the statutory rate. These pro forma results do not necessarily reflect the actual results of operations as they would have been had the acquisitions taken place on that date, nor are they necessarily indicative of future results.

                                                        Year Ended October 31
                                                -----------------------------
                                                1992                     1991
- -----------------------------------------------------------------------------
                                              (In millions, except per share)

                                                         (Unaudited)
Revenues                                    $4,464.1                 $4,203.5
Earnings before extraordinary item             277.7                    133.2
Net earnings                                   268.9                    133.2
Earnings per share
  Earnings before extraordinary item            2.34                     1.13
  Net earnings                                  2.26                     1.13
- -----------------------------------------------------------------------------

In March 1990, the Company acquired Computer Curriculum Corporation, which develops and markets computer-based learning systems, for approximately $75 million.

In December 1989, the Company acquired a preferred and common stock equity interest in Paramount Stations Group (PSG), formerly TVX Broadcast Group Inc., which owns and operates independent television stations, for approximately $110 million. The Company also acquired PSG debt obligations for approximately $34 million. In April 1990, the Company was granted the right by the Federal Communications Commission to assume control of PSG. The Company did so by converting preferred stock into common stock and, consequently, began reflecting its operations on a consolidated basis. In July and October 1990, the Company purchased additional shares of PSG stock for $3.5 million and $4.3 million, respectively. In February 1991, the Company, through a merger, acquired the remaining outstanding shares of PSG for approximately $62 million.

In May 1993, the Company purchased the remaining 80% it did not own of Canada's Wonderland, Inc., later renamed Paramount Canada's Wonderland, Inc., a Canadian theme park, for approximately $52 million.

In June 1993, the Company announced it signed a definitive agreement to purchase television station WKBD-TV in Detroit from Cox Enterprises Inc. for approximately $105 million; this acquisition was completed in September 1993.

During the six months ended April 30, 1993 and 1992 and the years ended October 31, 1992, 1991 and 1990, the Company also acquired or sold certain other businesses. The contributions of these businesses in the aggregate were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis.

                        NOTE C -- OTHER INCOME (EXPENSE)

Other income (expense) includes foreign exchange gains (losses), minority interest and other.

                          NOTE D -- EXTRAORDINARY ITEM

In September 1992, the Company redeemed $175 million of 9 3/4% senior debentures due 2016 for $1,061.25 per $1,000 principal amount. The premium paid by the Company and the write-off of related unamortized discount and issuance costs resulted in a loss of $8.8 million, net of an income tax benefit of $4.6 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                             NOTE E -- INVENTORIES

Inventories as described in Note A are stated as follows
(in millions):

                                        April 30                                     October 31
                                        --------                   ----------------------------
                                            1993                   1992                    1991
- -----------------------------------------------------------------------------------------------
CURRENT
Finished goods                            $248.3                 $230.1                  $229.8
Work in process                             12.8                   10.6                    20.3
Materials and supplies                      29.5                   26.4                    20.8
- -----------------------------------------------------------------------------------------------
                                           290.6                  267.1                   270.9
- -----------------------------------------------------------------------------------------------
Theatrical and television productions
  Released                                 176.9                  169.1                   161.2
  Completed, not released                   32.7                   35.7                    43.3
  In process and other                      61.8                   75.9                    84.4
- -----------------------------------------------------------------------------------------------
                                           271.4                  280.7                   288.9
- -----------------------------------------------------------------------------------------------
Broadcast rights                            55.3                   32.4                    30.6
- -----------------------------------------------------------------------------------------------
                                           617.3                  580.2                   590.4
- -----------------------------------------------------------------------------------------------
NONCURRENT
Theatrical and television productions
  Released                                 155.3                  103.9                    71.1
  In process and other                     247.0                  174.8                   119.2
- -----------------------------------------------------------------------------------------------
                                           402.3                  278.7                   190.3
- -----------------------------------------------------------------------------------------------
Broadcast rights                           107.0                  104.4                   111.5
- -----------------------------------------------------------------------------------------------
                                           509.3                  383.1                   301.8
- -----------------------------------------------------------------------------------------------
                                        $1,126.6                 $963.3                  $892.2
- -----------------------------------------------------------------------------------------------

                             NOTE F--INVESTMENT IN
                              AFFILIATED COMPANIES

Investments in affiliated companies primarily include the Company's interest in USA Networks, national advertiser-supported basic cable television networks (50% owned); Cinamerica, a domestic motion picture theater operation (50% owned); United Cinemas International Multiplex B.V., engaged in theatrical exhibition of motion pictures in the United Kingdom, Ireland, Germany and Spain (49% owned); Cinema International Corporation N.V., which owns motion picture screens in seven countries (49% owned); and as of August 1992, Canada's Wonderland, Inc., a Canadian theme park (20% owned).

Summarized financial information for the above companies is as follows (in millions):

                                Six Months Ended                         Year Ended
                                  or at April 30                   or at October 31
                                ----------------       ----------------------------
                                1993        1992       1992        1991        1990
- -----------------------------------------------------------------------------------
                                       (Unaudited)
Revenues                      $372.6      $354.7     $783.2      $683.0      $548.3
Gross profit                   129.0       139.8      321.6       226.3       208.3
Net earnings                    36.2        49.3       83.2        74.4        52.1
Current assets                $326.7                 $337.8      $227.8
Noncurrent assets              855.8                  934.2       741.2
Current liabilities            223.7                  248.8       167.6
Noncurrent liabilities         493.4                  595.4       430.4
- -----------------------------------------------------------------------------------

Included in the operating income of the Company's Entertainment operations are equity in earnings for the above affiliated companies of $24.0, $34.1 (unaudited), $58.7, $47.6 and $43.7 million, respectively, for the six months ended April 30, 1993 and 1992 and the years ended October 31, 1992, 1991 and 1990. Dividends received from these affiliated companies were $7.8, $10.5 (unaudited), $22.0, $32.5 and $10.8 million, respectively, for the six months ended April 30, 1993 and 1992 and the years ended October 31, 1992, 1991 and 1990.

Included in consolidated retained earnings at April 30, 1993 is $161.7 million of undistributed earnings of affiliates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            NOTE G-- LONG-TERM DEBT

Long-term debt includes (in millions):

                                       April 30              October 31
                                       --------        ----------------
                                           1993        1992        1991
- -----------------------------------------------------------------------
8-1/2% senior notes due 1996 (prepaid
   July 1993)                             $99.8       $99.8       $99.7
7-1/2% senior notes due 2002              246.3       246.0
8-1/4% senior debentures due 2022         246.8       246.7
11-5/8% senior notes due 1992                                     125.0
9.55% note payable to an institutional
   investor due 1999 (prepaid 1992)                                62.6
9-3/4% senior debentures due 2016
   (prepaid 1992)                                                 173.6
12-3/8% subordinated notes due 1995
   (prepaid 1992)                                                  19.5
7% subordinated debentures due 2003,
   net of unamortized discount of $53.7
   at April 30, 1993, $55.1 at
   October 31, 1992 and $57.8 at
   October 31, 1991 (effective average
   interest rate of 11%)                  177.7       176.3       173.6
Other notes and debentures due
   1993 to 1996 (effective average
   interest rate of 8.22%)                 12.2        12.2        17.4
Obligations under capital leases           34.3        41.1        46.8
- -----------------------------------------------------------------------
                                          817.1       822.1       718.2
Less current maturities                   109.8        10.0       198.3
- -----------------------------------------------------------------------
                                         $707.3      $812.1      $519.9
- -----------------------------------------------------------------------

Maturities of long-term debt (including the present value of obligations under capital leases as set forth in Note J) during the five years ending April 30, 1998 are (in millions):

- --------------------------------------------------------
 1994                                             $109.8
 1995                                               10.7
 1996                                               20.1
 1997                                                3.1
 1998                                                0.4
- --------------------------------------------------------

The Company has complied with restrictions and limitations required under terms of various loan agreements.

In July 1993, the Company completed a public offering of $150 million of 5 7/8% senior notes due 2000 and $150 million of 7 1/2% senior debentures due 2023.

                            NOTE H -- CAPITAL STOCK

The authorized capital stock of the Company includes 75,000,000 shares of Preferred Stock, all of which are undesignated.

Each share of Common Stock outstanding has a related Common Stock purchase right which will become exercisable after a specified period of time only if a person or group acquires beneficial ownership of 15% or more of the outstanding Common Stock of the Company or announces or commences a tender or exchange offer that would result in the offeror acquiring 30% or more of the Company's Common Stock. Once exercisable, each right would entitle its registered holder to purchase one share of the Company's Common Stock at a price of $200 per share, subject to adjustment to prevent dilution. Upon the occurrence of certain events or transactions specified in the rights agreement, the rights holder is entitled to receive for $200 per right a number of shares of the Company's or an acquiring company's common stock having a market value equal to twice the right's exercise price. The rights may be redeemed by the Company for $.01 per right prior to the tenth day after a person or group acquires 15% or more of the outstanding Common Stock of the Company. The rights expire on September 30, 1998, unless redeemed earlier by the Company. On March 1, 1994 the rights were amended to permit consummation of the tender offer by Viacom Inc., without causing the rights to become exercisable. In addition, the rights have been amended to provide that the rights expire immediately prior to the merger between the Company and Viacom. See Note O.

Common Stock outstanding at April 30, 1993, does not include 2,127,817 shares reserved under the 1984 Stock Option Plan; 4,469,718 shares reserved under the 1989 Stock Option Plan; 5,750,000 shares reserved under the 1992 Stock Option Plan; and 3,130,018 shares reserved under the Long-Term Performance Plan.

The Company's 1973 Key Employees Stock Purchase Plan and 1984, 1989 and 1992 Stock Option Plans provide for the issuance of options to key employees to purchase Common Stock of the Company at a price not less than fair market value on the date of grant. Options may not be granted under these plans that expire more than ten years from the date of grant. The Company may establish installment exercise terms for a stock option so that the option becomes fully exercisable in a series of cumulative portions. The Company may also accelerate the period for the exercise of any stock option or portion thereof.

Each option granted under the Company's 1984, 1989 and 1992 Stock Option Plans contains a Limited Right which entitles the holder thereof, only upon the occurrence of certain specified events constituting a change in control of the Company and only after the Compensation Committee of the Board of Directors of the Company so determines, to receive cash in lieu of exercising the option.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Transactions involving outstanding stock options under these plans were:


                                                      Number of Common Shares                               Option Price
                                                  ---------------------------------------------   --------------------------------
                                                  1973 Plan       1984 Plan      1989 Plan           Per Share    Aggregate
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (In millions)
 Outstanding at October 31, 1989                    100,000       4,585,753        498,700       $7.75- $55.63     $172.1
 Granted                                                                         1,275,155        34.63- 55.00       66.1
 Issued                                                            (309,887)                      15.38- 39.56      (10.1)
 Rescinded                                                          (32,675)       (56,550)       31.69- 55.00       (4.4)
- ----------------------------------------------------------------------------------------------------------------------------------
 Outstanding at October 31, 1990                    100,000       4,243,191      1,717,305         7.75- 55.63      223.7
 Granted                                                                         2,967,650        36.94- 42.13      119.9
 Issued                                             (30,000)       (750,710)                      11.80- 43.13      (24.1)
 Rescinded                                                         (320,700)      (487,970)       31.69- 55.00      (36.1)
- ----------------------------------------------------------------------------------------------------------------------------------
 Outstanding at October 31, 1991                     70,000       3,171,781      4,196,985         7.75- 55.63      283.4
 Granted                                                                           468,500        37.50- 47.13       20.0
 Issued                                             (40,000)       (295,198)      (221,183)        7.75- 41.81      (20.1)
 Rescinded                                                          (45,075)      (325,825)       20.19- 55.00      (15.7)
- ----------------------------------------------------------------------------------------------------------------------------------
 Outstanding at October 31, 1992                     30,000       2,831,508      4,118,477        13.94- 55.63      267.6
 Granted                                                                           442,500        44.19- 50.69       19.7
 Issued                                             (30,000)       (703,091)      (309,099)       13.94- 45.81      (27.8)
 Rescinded                                                             (600)       (36,035)       33.88- 55.00       (1.9)
- ----------------------------------------------------------------------------------------------------------------------------------
 Outstanding at April 30, 1993                         -0-        2,127,817      4,215,843        15.25- 55.63     $257.6
- ----------------------------------------------------------------------------------------------------------------------------------
 Exercisable at
   October 31, 1991                                  70,000       3,159,281      1,077,475
   October 31, 1992                                  30,000       2,831,508      2,287,869
   April 30, 1993                                      -0-        2,127,817      2,238,430
 Reserved for future grants at
   October 31, 1991                                                                803,015
   October 31, 1992                                                                660,340
   April 30, 1993                                                                  253,875
- ----------------------------------------------------------------------------------------------------------------------------------


No options have been granted under the 1992 Stock Option Plan, and at April 30, 1993, 5,750,000 shares were reserved for future grants under this plan.

The Company follows the practice of recording amounts received upon the exercise of options by crediting Common Stock and paid-in surplus. No charges are reflected in the consolidated statement of earnings as a result of the grant or exercise of stock options. The Company records compensation expense related to stock appreciation rights of each plan and share unit features of the 1973 Plan based on the change in the quoted market price of the Common Stock for the period. The exercise prices of options are subject to anti-dilution provisions. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in paid-in surplus.

During the six months ended April 30, 1993 and the year ended October 31, 1991, 125,000 and 200,000 shares, respectively, of Common Stock of the Company were granted to certain key employees subject to restrictions which will lapse on certain dates through February 1997. The average market price of these shares on the dates on which they were granted ranged from $43.06 to $44.19. During the six months ended April 30, 1993 and the years ended October 31, 1991 and 1990, 50,000, 292,000 and 125,000, respectively, of previously granted shares were rescinded. At April 30, 1993, the unvested portion of previously granted shares totaling $34.1 million is included as a reduction of stockholders' equity. Compensation expense is recorded over the period during which services are performed.

During the six months ended April 30, 1993 and the years ended October 31, 1992 and 1991, 61,094, 64,205 and 138,485 shares, respectively, of Common Stock of the Company were granted to employees at an average market price of $43.50 , $37.63 and $41.88 under the terms of the Company's Long-Term Performance Plan. At April 30, 1993 and October 31, 1992 and 1991, there were 3,130,018, 3,191,112 and 3,255,317 shares, respectively, of Common Stock reserved for future grants under this plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                              NOTE I--INCOME TAXES

As described in Note A, effective May 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" by restating its prior period financial statements beginning November 1, 1988.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities were as follows (in millions):

                                                               April 30              October 31
                                                               --------     -------------------
                                                                   1993        1992        1991
- -----------------------------------------------------------------------------------------------
Deferred tax assets:
  Costs of motion picture and
    television production                                         $89.2       $75.0       $50.4
  Employee compensation and other
    payroll related expenses                                       44.5        60.7        53.2
  Provisions for real estate
    write-down, relocation and
    prior year publishing charge                                   40.5        24.8        26.9
  Sales returns and allowances                                     46.4        45.8        38.2
  Discontinued operations                                          34.2        29.0        37.8
  Postretirement benefit obligation                                34.5
  Preacquisition net operating loss
    carryforwards of subsidiaries
    and other                                                      50.0        60.3        66.0
  Other                                                            32.1        42.0        54.8
- -----------------------------------------------------------------------------------------------
                                                                  371.4       337.6       327.3
- -----------------------------------------------------------------------------------------------
  Valuation allowance for deferred
    tax assets                                                    (50.0)      (60.3)      (66.0)
- -----------------------------------------------------------------------------------------------
    Total deferred tax assets                                     321.4       277.3       261.3
- -----------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Income on motion picture and
      television production                                       (12.4)      (13.1)      (16.8)
    Expenses related to renovation
      project                                                      (9.2)       (9.2)       (9.2)
    Self insurance                                                (10.5)       (3.1)
    Deferred seasonal expenses                                    (41.9)      (26.8)
    Other                                                         (18.4)      (17.9)      (21.7)
- -----------------------------------------------------------------------------------------------
      Total deferred tax liabilities                              (92.4)      (70.1)      (47.7)
- -----------------------------------------------------------------------------------------------
    Net deferred tax assets                                      $229.0      $207.2      $213.6
- -----------------------------------------------------------------------------------------------

Provision (benefit) for income taxes includes (in millions):

                                                 Six Months
                                             Ended April 30               Year Ended October 31
                                            ---------------        ----------------------------
                                            1993       1992        1992        1991        1990
- -----------------------------------------------------------------------------------------------
                                                  (Unaudited)
Current
  Federal                                 $(54.1)    $(16.7)      $62.4       $26.1       $37.3
  Foreign                                   16.1       31.1        55.1        47.5        49.0
  State and other                            1.4        4.6         8.8        16.0         7.2
- -----------------------------------------------------------------------------------------------
                                           (36.6)      19.0       126.3        89.6        93.5
- -----------------------------------------------------------------------------------------------
Deferred
  Federal                                   27.7        1.0         4.0       (28.0)       20.3
  Foreign                                    1.2                   (7.2)       (4.2)       (1.3)
  State and other                                                              (5.3)        4.1
- -----------------------------------------------------------------------------------------------
                                            28.9        1.0        (3.2)      (37.5)       23.1
- -----------------------------------------------------------------------------------------------
                                           $(7.7)     $20.0      $123.1       $52.1      $116.6
- -----------------------------------------------------------------------------------------------

The components of earnings (loss) before income taxes were as follows (in millions):

                              Six Months
                          Ended April 30               Year Ended October 31
                          --------------         ----------------------------
                          1993       1992        1992        1991        1990
- -----------------------------------------------------------------------------
                                (Unaudited)
Domestic               $ (47.8)      $7.7      $301.8       $68.0      $218.4
Foreign                   31.0       61.0        95.5       111.7       162.6
- -----------------------------------------------------------------------------
                       $ (16.8)     $68.7      $397.3      $179.7      $381.0
- -----------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A reconciliation between the provision (benefit) for income taxes computed by applying the statutory Federal income tax rate to earnings (loss) before income taxes and the actual provision (benefit) for income taxes is as follows (in millions):

                                                       Six Months
                                                   Ended April 30                                Year Ended October 31
                                            ---------------------              ---------------------------------------
                                            1993             1992              1992             1991              1990
- ----------------------------------------------------------------------------------------------------------------------
                                                        (Unaudited)
Provision (benefit)
   for income taxes
   at statutory rate                       $ (5.7)           $23.4            $135.1            $61.1            $129.5
Increase (decrease) in
  taxes arising from
  effect of
    Income (principally
      foreign) taxed at
      lower rates                           (1.2)            (7.4)            (13.4)           (19.6)            (34.5)
    Amortization of
      intangible assets                      1.3              1.0              13.1              8.8               9.6
    U. S. state and local
      income taxes                           1.0              3.0               5.3              7.0               7.8
    Tax exempt interest                                                                         (5.4)             (8.0)
    Restoration of reserves
      no longer required                    (3.9)                             (21.4)
    Other                                    0.8                                4.4              0.2              12.2
- ----------------------------------------------------------------------------------------------------------------------
Provision (benefit) for
  income taxes                            $ (7.7)           $20.0            $123.1            $52.1            $116.6
- ----------------------------------------------------------------------------------------------------------------------
Effective tax rate                          45.8%            29.1%            31.0%            29.0%             30.6%
- ----------------------------------------------------------------------------------------------------------------------


Total income tax payments were $59.6, $43.5 (unaudited), $120.0, $103.8 and $720.4 million (including $667.4 million resulting from the fiscal 1989 sale of Associates First Capital Corporation), respectively, for the six months ended April 30, 1993 and 1992 and the years ended October 31, 1992, 1991 and 1990. The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated Federal income tax return, that could be subject to additional income taxes if remitted, was approximately $810 million at April 30, 1993. No provision has been made for taxes that could result from the remittance of such undistributed earnings since the Company intends to reinvest these earnings indefinitely; determination of the related unrecognized deferred U.S. income tax liability is not practicable.

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

                    NOTE J -- COMMITMENTS AND CONTINGENCIES

                                     Leases
Total rental expense was $45.7, $43.1 (unaudited), $87.0, $80.0 and $76.8 million, respectively, for the six months ended April 30, 1993 and 1992 and the years ended October 31, 1992, 1991 and 1990.

At April 30, 1993, the minimum lease payments under capital leases and noncancellable operating leases were as follows (in millions):

                                                   Year Ending April 30
                                              -------------------------
                                              Capital         Operating
                                               Leases            Leases
- -----------------------------------------------------------------------
1994                                            $14.4             $65.2
1995                                             13.8              56.7
1996                                              9.7              44.5
1997                                              3.8              38.1
1998                                              0.7              35.9
Thereafter                                        5.1             388.4
- -----------------------------------------------------------------------
Total minimum lease payments                     47.5            $628.8
- -----------------------------------------------------------------------
Less amounts representing interest               13.2
- -----------------------------------------------------------------------
Present value of net minimum lease payments     $34.3
- -----------------------------------------------------------------------

Many of the leases also require the lessee to pay property taxes, insurance and ordinary repairs and maintenance.

                             Employee Benefit Plans
The cost of pension benefits for eligible employees, measured by length of service, compensation and other factors, is currently being funded through trusts established under the plans. In general, the Company's funding policy is to make contributions to the plans as necessary to meet minimum funding requirements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The components of net periodic pension cost for the Company's plans were as follows (in millions):

                                                       Six Months
                                                   Ended April 30                                Year Ended October 31
                                            ---------------------              ---------------------------------------
                                            1993             1992              1992              1991             1990
- ----------------------------------------------------------------------------------------------------------------------
                                                         (Unaudited)
Service cost-benefits
  earned                                    $9.2             $9.0             $18.1             $17.2            $15.8
Interest cost on projected
  benefit obligation                        18.9             17.0              34.1              32.4             30.6
Less return on plan assets                 (25.2)           (20.6)            (41.2)            (59.4)           (36.0)
Net amortization
  and deferral                               3.9              1.1               1.9              19.7             (3.4)
- ----------------------------------------------------------------------------------------------------------------------
Net periodic pension cost                   $6.8             $6.5             $12.9              $9.9             $7.0
- ----------------------------------------------------------------------------------------------------------------------

In addition, the Company had other pension expense for the six months ended April 30, 1993 and 1992 and the years ended October 31, 1992, 1991 and 1990 of $5.0, $4.7 (unaudited), $9.2, $9.2 and $10.6 million, respectively, primarily related to multiemployer pension plans.

The funded status and amounts recognized in the Company's consolidated balance sheet for its domestic and non-U.S. plans is as follows (in millions):

                                       April 30                                      October 31
                                       --------                  ------------------------------
                                           1993                     1992                   1991
- -----------------------------------------------------------------------------------------------
Actuarial present value of benefit
  obligation
   Vested                                $345.8                   $325.6                 $307.1
   Nonvested                               19.4                     17.8                   16.8
- -----------------------------------------------------------------------------------------------
Accumulated benefit obligation            365.2                    343.4                  323.9
Effect of projected future salary
   increases                               57.1                     55.8                   53.1
- -----------------------------------------------------------------------------------------------
Projected benefit obligation              422.3                    399.2                  377.0
Plan assets at fair value                 453.0                    432.1                  416.8
- -----------------------------------------------------------------------------------------------
Plan assets in excess of projected
  benefit obligation                       30.7                     32.9                   39.8
Unrecognized net gain                     (34.9)                   (30.2)                 (23.8)
Unrecognized prior service cost            (8.2)                    (9.7)                 (11.2)
Unrecognized net asset at date
  of adoption of SFAS No. 87               (9.0)                    (9.7)                 (12.7)
- -----------------------------------------------------------------------------------------------
Net pension liability                    $(21.4)                  $(16.7)                 $(7.9)
- -----------------------------------------------------------------------------------------------

Plan assets consist primarily of marketable equity and fixed income securities and the Company's Common Stock. At April 30, 1993 and October 31, 1992 and 1991, the Company's plans owned 932,076 shares of the Company's Common Stock with an aggregate market value of $48.5, $39.3 and $37.4 million, respectively.

In the six months ended April 30, 1993 and the years ended October 31, 1992 and 1991, the weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the Company's plans were 8.5% and 6.0%, respectively. The expected long-term rate of return on assets used for the majority of the Company's plans was 10.0% for the six months ended April 30, 1993 and 1992 and the years ended October 31, 1992, 1991 and 1990.

                  Postretirement Benefits Other Than Pensions
In addition to providing pension benefits, the Company sponsors a welfare plan which provides certain postretirement health care and life insurance benefits for substantially all employees and their covered dependents who generally have worked ten years and are eligible for early or normal retirement under the provisions of the Company's retirement plan. The welfare plan is contributory and contains cost-sharing features such as deductibles and coinsurance which are adjusted annually. The plan is not funded. The Company continues to fund these benefits as claims are paid.

As described in Note A, effective November 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Postretirement benefit costs for prior years, which were recorded on a cash basis, have not been restated.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The components of the amounts recognized in the Company's consolidated balance sheet are as follows (in millions):

                                           April 30  November 1
                                           --------  ----------
                                               1993        1992
- ---------------------------------------------------------------
 Accumulated postretirement benefit
   obligation attributable to:
      Current retirees                         $51.7      $49.2
      Fully eligible active plan participants   20.2       19.2
      Other active plan participants            34.7       33.0
- ---------------------------------------------------------------
      Accumulated postretirement benefit
        obligation                            $106.6     $101.4
- ---------------------------------------------------------------

The components of net periodic postretirement benefit cost for the six months ended April 30, 1993, are as follows (in millions):

- ---------------------------------------------------------------
Service cost-benefits earned                               $2.4
Interest cost on accumulated postretirement
  benefit obligation                                        4.2
- ---------------------------------------------------------------
Net periodic postretirement benefit cost                   $6.6
- ---------------------------------------------------------------

The discount rate used in determining the accumulated postretirement benefit obligation was 8.5%. At April 30, 1993, the assumed weighted average health care cost trend rates to be used in measuring the accumulated postretirement benefit obligation for 1994 are 13% for retirees age 65 and over and 15% for
retirees under age 65.   Both rates are assumed to decrease gradually each year
to 6.7% in 2011 and thereafter. A one percentage point increase in each year of these health care cost trend rates would increase the accumulated postretirement benefit obligation at April 30, 1993 by $19.2 million, and increase the sum of the service and interest cost components of net periodic postretirement benefit cost by $1.4 million.

In addition, the Company contributes to multiemployer plans which provide health and welfare benefits to active as well as retired employees. The cost of these benefits for the six months ended April 30, 1993, was $5.6 million.

                                  Commitments
At April 30, 1993, the Company is obligated to make future payments for various feature films, syndicated programs, sports events and other programming totaling approximately $401 million. This amount includes $327 million related to Madison Square Garden Network's agreement to televise New York Yankees baseball games through the year 2000.

                               Legal Proceedings
The Company is a defendant in various lawsuits wherein substantial amounts are claimed. In the opinion of counsel, these suits should not result in judgments that in the aggregate would have a material adverse effect on the Company's financial statements.

                       NOTE K -- SUPPLEMENTAL INFORMATION

Trade receivables are net of allowance for doubtful accounts of $64.1, $65.5 and $59.6 million at April 30, 1993 and October 31, 1992 and 1991, respectively.

Prepaid expenses and other includes royalties advances of $182.8, $161.6 and $156.4 million at April 30, 1993 and October 31, 1992 and 1991, respectively.

The details of accrued expenses and other are as follows

(in millions):

                                      April 30             October 31
                                      --------       ----------------
                                          1993       1992        1991
- ---------------------------------------------------------------------
Participations payable and accrued
  syndication expenses                  $334.6     $363.0      $348.2
Deferred television contracts income      90.6       86.9        73.7
Accrued compensation and other
  employee benefit related items         114.7      140.6        97.2
Reverse repurchase liability              75.1       50.1
Other                                    513.4      473.5       483.4
- ---------------------------------------------------------------------
                                      $1,128.4   $1,114.1    $1,002.5
- ---------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Deferred liabilities includes participations payable and deferred syndication expenses of $193.7, $189.2 and $187.9 million at April 30, 1993 and October 31, 1992 and 1991, respectively.

The details of interest and other investment income (expense) -- net are as follows (in millions):

                              Six Months
                          Ended April 30     Year Ended October 31
                          --------------    ----------------------
                           1993     1992    1992     1991     1990
- ------------------------------------------------------------------
                                (Unaudited)
Interest expense
  Interest on
    indebtedness
    and other             $(44.9) $(54.4) $(104.1) $(108.6) $(116.2)
Imputed interest
  on long-term
  liabilities               (5.8)   (8.5)   (14.7)   (14.6)   (22.9)
Less capitalized
  interest                   2.8     3.1      5.0     11.2     15.2
- -------------------------------------------------------------------
                           (47.9)  (59.8)  (113.8)  (112.0)  (123.9)
- -------------------------------------------------------------------
Interest and other
  investment income
    Interest and other
      income on
      investments           28.6    40.0     88.4    106.9    180.3
    Imputed interest
      on long-term
      receivables           16.3    17.3     33.2     26.9     22.4
- -------------------------------------------------------------------
                            44.9    57.3    121.6    133.8    202.7
- -------------------------------------------------------------------
                           $(3.0)  $(2.5)    $7.8    $21.8    $78.8
- -------------------------------------------------------------------

Imputed interest relates principally to network and syndication licenses of motion picture and television products. Capitalized interest relates to projects under construction and theatrical and television productions in process. Interest paid on borrowings was $40.8, $51.0 (unaudited), $91.0, $99.5 and $105.6 million, respectively, for the six months ended April 30, 1993 and 1992 and the years ended October 31, 1992, 1991 and 1990.

                        NOTE L -- FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" in the six months ended April 30, 1993. This statement requires disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.

The Company has used various methods and assumptions to estimate the fair value of its financial instruments at April 30, 1993. For cash and cash equivalents, the carrying amount approximates fair value because of the short maturities of these instruments. Quoted market prices or dealer quotes for the same or similar instrument were used for short-term investments and the majority of long-term debt. Other techniques, such as estimated cash flows and termination cost have been used to estimate the fair value of the remaining financial instruments. These values represent a general approximation of possible value and may not be indicative of the amounts that could be realized in a current market exchange.

The carrying amounts and fair values of the Company's recorded financial instruments at April 30, 1993 are as follows (in millions):

                                                     Carrying          Fair
                                                       Amount         Value
- ---------------------------------------------------------------------------
Cash and cash equivalents                              $372.6        $372.6
Short-term investments                                  569.7         577.4
Long-term debt (including current maturities) (1)       782.8         859.8
Reverse repurchase liability                             75.1          75.1
- ---------------------------------------------------------------------------

(1) Excludes obligations under capital leases classified as long-term debt.

Periodically, the Company enters into interest rate swap agreements. These agreements generally allow the Company to exchange fixed rates for variable rates without the exchange of cash with respect to the underlying principal
amounts.   Net interest payments or receipts, which were not material, are recorded as adjustments to interest expense. The fair value of interest rate swaps at April 30, 1993 was not material.

The Company has guaranteed third party securities and commitments relating primarily to joint venture obligations, theater leases and standby letters of credit totaling approximately $320 million at April 30, 1993. These guarantees had a fair value of $293 million at April 30, 1993.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



               NOTE M -- FINANCIAL REPORTING BY BUSINESS SEGMENTS

A summary description of the Company's business segments and their respective Revenues and Operating Income (Loss) for the six months ended April 30, 1993 and 1992 and the years ended October 31, 1992, 1991 and 1990 is presented elsewhere herein.

Depreciation, capital expenditures and identifiable assets were as follows (in millions):

                                              Depreciation                            Capital Expenditures (1)
                                -----------------------------------------   ------------------------------------------
                                    Six Months                                  Six Months
                                Ended April 30      Year Ended October 31   Ended April 30       Year Ended October 31
                                --------------     ----------------------   --------------    ------------------------
                                  1993    1992     1992     1991     1990    1993      1992    1992      1991     1990
- ----------------------------------------------------------------------------------------------------------------------
                                      (Unaudited)                                 (Unaudited)
Business Segments
  Entertainment                  $24.6   $23.1    $49.0    $38.1    $28.0   $46.0     $58.6   $94.3    $146.6   $174.7
  Publishing                      11.6    11.2     20.9     19.1     15.8     8.7      10.0    24.6      25.8     12.6
- ----------------------------------------------------------------------------------------------------------------------
    Total                         36.2    34.3     69.9     57.2     43.8    54.7      68.6   118.9     172.4    187.3
Corporate and Other
  Non-Segment Items                0.9     0.9      1.8      1.9      2.0     1.2       0.2     1.1       0.5      0.6
- ----------------------------------------------------------------------------------------------------------------------
                                 $37.1   $35.2    $71.7    $59.1    $45.8   $55.9     $68.8  $120.0    $172.9   $187.9
- ----------------------------------------------------------------------------------------------------------------------


                                            Identifiable Assets
                                  ---------------------------------------
                                  April 30                     October 31
                                  --------      -------------------------
                                      1993      1992      1991       1990
- -------------------------------------------------------------------------
Business Segments
  Entertainment                   $3,377.8 $3,221.9   $2,493.7   $2,223.0
  Publishing                       2,321.3  2,396.5    2,226.4    2,191.5
- -------------------------------------------------------------------------
    Total                          5,699.1  5,618.4    4,720.1    4,414.5
Corporate and Other
  Non-Segment Items                1,175.7  1,438.6    1,934.6    2,126.5
- -------------------------------------------------------------------------
                                  $6,874.8 $7,057.0   $6,654.7   $6,541.0
- -------------------------------------------------------------------------

- -------------
(1) Including capitalized leases.

Identifiable assets are those which can be directly identified or associated with the segments. Corporate and other non-segment items principally include cash and cash equivalents, short-term investments, notes receivable, prepaid income taxes and corporate property and equipment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                    NOTE N -- QUARTERLY RESULTS (UNAUDITED)

The following summarizes the quarterly operating results of the Company for the six months ended April 30, 1993 and the years ended October 31, 1992 and 1991 (in millions, except per share):

                                                                                                     Earnings (Loss) Per Share
                                                                                                    --------------------------
                                                                           Earnings                      Earnings
                                                                      (Loss) Before                 (Loss) Before
                                                                      Extraordinary                 Extraordinary
                                                                           Item and                      Item and
                                                                         Cumulative                    Cumulative
                                          Operating          Earnings     Effect of           Net       Effect of          Net
                                 Cost of     Income     (Loss) Before    Accounting      Earnings      Accounting     Earnings
 Quarter Ended    Revenues    Goods Sold     (Loss)      Income Taxes        Change        (Loss)          Change       (Loss)
- ------------------------------------------------------------------------------------------------------------------------------
1993
  January 31        $943.7        $648.8       $1.8             $(1.2)         $0.1        $(66.8)           $-0-        $(.57)
  April 30           954.4         638.0      (11.9)            (15.6)         (9.2)         (9.2)           (.08)        (.08)
- ------------------------------------------------------------------------------------------------------------------------------
                  $1,898.1      $1,286.8     $(10.1)           $(16.8)        $(9.1)       $(76.0)          $(.08)       $(.65)
- ------------------------------------------------------------------------------------------------------------------------------
1992
  January 31      $1,070.6        $761.4      $27.6             $27.1         $19.4         $19.4            $.16         $.16
  April 30           927.9         621.7       50.2              41.6          29.3          29.3             .25          .25
  July 31          1,063.9         629.2      156.9             166.6         114.3         114.3             .96          .96
  October 31       1,202.5         727.5      161.4             162.0         111.2         102.4             .94          .86
- ------------------------------------------------------------------------------------------------------------------------------
                  $4,264.9      $2,739.8     $396.1            $397.3        $274.2        $265.4           $2.31        $2.23
- ------------------------------------------------------------------------------------------------------------------------------
1991
  January 31        $897.1        $658.3     $(27.0)           $(10.8)        $(5.9)        $(5.9)          $(.05)       $(.05)
  April 30           868.1         646.9      (86.3)            (80.8)        (53.7)        (53.7)           (.46)        (.46)
  July 31            963.9         553.9      149.5             148.8         102.6         102.6             .87          .87
  October 31       1,166.3         779.6      121.6             122.5          84.6          84.6             .72          .72
- ------------------------------------------------------------------------------------------------------------------------------
                  $3,895.4      $2,638.7     $157.8            $179.7        $127.6        $127.6           $1.08        $1.08
- ------------------------------------------------------------------------------------------------------------------------------




                    NOTE O -- SUBSEQUENT EVENTS (UNAUDITED)

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

At a meeting held on February 4, 1994, the Company's Board of Directors recommended that stockholders ac-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



cept the Viacom Offer and reject the QVC Offer. At that time, the Company entered into an Amended and Restated Merger Agreement with Viacom (the "Restated Viacom Merger Agreement").

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

Pursuant to the Restated Viacom Merger Agreement, a special meeting of the Company's stockholders will be called to act on the Viacom Second- Step Merger. The approval of holders of a majority of all outstanding voting shares of both Viacom and the Company is required to approve the merger. The approval by Viacom's stockholders is assured by means of a voting agreement between Viacom's parent corporation and the Company. The approval by Paramount's stockholders is assured since Viacom now owns a majority of the outstanding Shares.

The Restated Viacom Merger Agreement also provides that consummation of the Viacom Second-Step Merger is subject to certain customary conditions.

                          Acquisition and Disposition
                                 Of Businesses

In February 1994, the Company acquired Macmillan Publishing Company and certain other assets of Macmillan Inc., a leading book publisher, for approximately $553 million.

In June 1993, the Company agreed to sell Prentice Hall Legal and Financial Services, Prentice Hall Legal Practice Management and Prentice Hall Professional Software, three of its Publishing software and information services units, to Information America, Inc. This agreement was terminated in October 1993.

                                 EXHIBIT INDEX

Exhibits No.                                            Description
- ------------                                            -----------

(3)(a)                 Restated Certificate of Incorporation and Amendments
                         thereto (Incorporated by reference).

*(3)(b)                Amended and restated By-laws.

(4)(a)                 Instruments with respect to issues of long-term debt
                         have not been filed as exhibits to this Annual
                         Report on Form 10-K as the authorized principal amount on any one of such issues does not exceed 10% of the total assets of Paramount Communications and its subsidiaries on a consolidated basis. Paramount Communications agrees to furnish a copy of each such instrument to the Commission upon request.

(4)(b)                 Shareholder rights agreement dated as of
                         September 7, 1988, as amended, between Paramount Communications Inc. and Chemical Bank, as Rights Agent (Incorporated by reference).

(10)(i)(a)             Amended and Restated Agreement and Plan of Merger dated
                         as of February 4, 1994, between Paramount
                         Communications Inc. and Viacom Inc. (Incorporated by reference).

(10)(i)(b)             Voting Agreement dated as of January 21, 1994, between
                         National Amusements, Inc. and Paramount Communications Inc. (Incorporated by reference).

(10)(ii)(A)(1)         Agreement, dated as of September 9, 1992, between
                         Paramount Communications and Stanley R. Jaffe (Incorporated by reference).

(10)(ii)(A)(2)         Agreement, dated as of March 17, 1991, between
                         Paramount Pictures Corporation and Stanley R. Jaffe (Incorporated by reference).

+(10)(iii)(A)(1)       Amended and restated agreement, dated as of
                         October 1, 1985 and restated as of June 23,
                         1989, between Paramount Communications and Martin S. Davis (Incorporated by reference).

+(10)(iii)(A)(2)       Amendment dated as of February 11, 1994, to the Amended
                         and Restated Agreement dated as of October 1, 1985 and restated as of June 23, 1989 between Paramount Communications and Martin S. Davis (Incorporated by reference).

+(10)(iii)(A)(3)       Agreement, dated as of March 18, 1991, between Paramount
                         Communications and Stanley R. Jaffe
                         (Incorporated by reference).

+(10)(iii)(A)(4)       Amendment, dated as of September 9, 1992, to the
                         Agreement, dated as of March 18, 1991, between Paramount Communications and Stanley R. Jaffe (Incorporated by reference).

+(10)(iii)(A)(5)       Amended and restated agreement, dated as of
                         November 17, 1987 and restated as of June 23,
                         1989, between Paramount Communications and Ronald L. Nelson (Incorporated by reference).

+(10)(iii)(A)(6)       Amendment, dated as of December 21, 1992, to the amended
                         and restated agreement, dated as of November 17, 1987 and restated as of June 23, 1989, between Paramount Communications and Ronald L. Nelson (Incorporated by reference).

Exhibits No.                                        Description
- ------------                                        -----------

+(10)(iii)(A)(7)       Agreement, dated as of January 12, 1993, between
                         Paramount Communications and Ronald L. Nelson (Incorporated by reference).

+(10)(iii)(A)(8)       Amendment dated as of February 11, 1994, to the
                         Agreement dated as of January 12, 1993 between Paramount Communications and Ronald L. Nelson (Incorporated by reference).

+(10)(iii)(A)(9)       Amended and restated agreement, dated as of
                         October 1, 1985 and restated as of June 23,
                         1989, between Paramount Communications and Donald Oresman (Incorporated by reference).

+(10)(iii)(A)(10)      Amendment dated as of February 11, 1994, to the Amended
                         and Restated Agreement dated as of October 1, 1985 and restated as of June 23, 1989 between Paramount Communications and Donald Oresman (Incorporated by reference).

+(10)(iii)(A)(11)      Agreement, dated as of September 10, 1992, between
                         Paramount Communications and Earl H. Doppelt
                         (Incorporated by reference).

+(10)(iii)(A)(12)      Agreement, dated as of September 10, 1992, between
                         Paramount Communications and Rudolph L. Hertlein (Incorporated by reference).

+(10)(iii)(A)(13)      Agreement, dated as of June 2, 1989, between Paramount
                         Communications and Lawrence E. Levinson
                         (Incorporated by reference).

+(10)(iii)(A)(14)      Agreement, dated as of June 2, 1989, between Paramount
                         Communications and Eugene I. Meyers
                         (Incorporated by reference).

+(10)(iii)(A)(15)      Agreement, dated as of February 25, 1992, between
                         Paramount Communications and Jerry Sherman
                         (Incorporated by reference).

+(10)(iii)(A)(16)      Agreement, dated April 5, 1993, between Paramount
                         Communications and Robert Greenberg
                         (Incorporated by reference).

+(10)(iii)(A)(17)      1992 Stock Option Plan (the "1992 Plan") (Incorporated
                         by reference).

+(10)(iii)(A)(18)      1989 Stock Option Plan, as amended (the "1989 Plan")
                         (Incorporated by reference).

+(10)(iii)(A)(18)(a)   Form  of  Stock Option Agreement pursuant to the 1989
                         Plan--Incentive Stock Option (Incorporated by reference).

+(10)(iii)(A)(18)(b)   Form of Stock Option Agreement pursuant to the 1989
                         Plan--Nonqualified Stock Option (Incorporated by reference).

+(10)(iii)(A)(19)      1984 Stock Option Plan, as amended (the "1984 Plan")
                         (Incorporated by reference).

+(10)(iii)(A)(19)(a)   Form  of  Stock Option Agreement pursuant to the 1984
                         Plan--Incentive Stock Option (Incorporated by reference).

+(10)(iii)(A)(19)(b)   Form  of  Stock Option Agreement pursuant to the 1984
                         Plan--Incentive Stock Option with a Stock
                         Appreciation Right (Incorporated by reference).

Exhibits No.                                        Description
- ------------                                        -----------

+(10)(iii)(A)(19)(c)   Form of Stock Option Agreement pursuant to the 1984
                         Plan--Nonqualified Stock Option (Incorporated by reference).

+(10)(iii)(A)(19)(d)   Form of Stock Option Agreement pursuant to the 1984
                         Plan--Nonqualified Stock Option with a Stock
                         Appreciation Right (Incorporated by reference).

+(10)(iii)(A)(20)      1973 Key Employees Stock Purchase Plan (Incorporated by
                         reference).

+(10)(iii)(A)(21)      Amended and Restated Supplemental Executive Retirement
                         Plan (Incorporated by reference).

+(10)(iii)(A)(22)      Deferred Compensation Plan for Board of Directors
                         (Incorporated by reference).

+(10)(iii)(A)(23)      Long-Term Performance Plan, as amended (Incorporated by
                         reference).

+(10)(iii)(A)(24)      Corporate Annual Performance Plan, as amended
                         (Incorporated by reference).

+(10)(iii)(A)(25)      Retirement Plan for non-employee directors (Incorporated
                         by reference).

+(10)(iii)(A)(26)      Non-qualified retirement plan (Incorporated by
                         reference).

*(11)                  Computation of Earnings (Loss) per Share.

*(22)                  List of Subsidiaries.

**(24)                 Consent of Ernst & Young.

*(25)                  Powers of Attorney.

- ---------
  * These exhibits were previously filed as part of this Transition Report on Form 10-K for the six months ended April 30, 1993, as amended.
**  Filed herewith.
 + This exhibit constitutes a management contract or compensatory plan or arrangement.