Form 10-K
period 1994-03-31
PARAMOUNT COMMUNICATIONS INC /DE/
filed 1994-06-29
CIK 44482

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                  FORM 10-K

(Mark One)
/   /           Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                                       OR

/ X / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from May 1, 1993 to March 31, 1994 (1)

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

                          --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                                     Name of each exchange
                                  Title of each class                                 on which registered
                                  -------------------                                ---------------------
                          Common Stock, $1 par value (2)                  )
                          7% Subordinated Debentures, Series A due 2003   )
                          7% Subordinated Debentures, Series B due 2003   )          New York Stock Exchange
                          Common Stock Purchase Rights (2)                )

                          --------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.   Yes  / X /.   No  /   /.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. /   /

         The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was approximately $2.8 billion at June 24, 1994. (3)

         At June 24, 1994, 122,792,910 shares of the registrant's Common Stock, $1 par value, were outstanding.

- - -----------------
(1) Paramount Communications Inc. has changed its fiscal year end from April 30 to March 31. This transition report is for the eleven months ended March 31, 1994.
(2) To be delisted following completion of the merger with Viacom Inc. See "Item 1 - Business."
(3) Calculated by excluding all shares held by executive officers and directors of registrant without conceding that all such persons are "affiliates" of registrant for purposes of the Federal securities laws.

================================================================================

                                     PART I


ITEM 1. BUSINESS.

         In March 1994, pursuant to a tender offer by Viacom Inc. ("Viacom Offer"), Paramount Communications became a majority owned subsidiary of Viacom. It is expected that in July 1994, Paramount Communications will become a wholly owned subsidiary of Viacom at the effective time of a merger between Paramount Communications and a subsidiary of Viacom ("Viacom Merger").* The businesses of Paramount Communications Inc. are entertainment and publishing. Entertainment includes the production, financing and distribution of motion pictures, television programming and prerecorded videocassettes and the operation of motion picture theaters, independent television stations, regional theme parks and Madison Square Garden. Publishing includes the publication and distribution of hardcover and paperback books for the general public, textbooks for elementary schools, high schools and colleges, and the provision of information services for business and professions.

                             PRINCIPAL ACTIVITIES**
                                 ENTERTAINMENT

         Theatrical Motion Pictures.    Paramount Pictures produces and/or
finances feature motion pictures for exhibition in theaters and on television and for distribution by videocassettes and video discs. Motion pictures are produced by Paramount Pictures, produced by independent producers and financed in whole or in part by Paramount Pictures, or produced by others and acquired by Paramount Pictures. Each picture is, in effect, a separate and distinct product with its financial success dependent upon many factors, among which
cost and public response are of fundamental importance.   In the eleven-month
period ended March 31, 1994, Paramount Pictures released 14 feature motion pictures. Paramount Pictures distributes its motion pictures for theatrical release outside the United States and Canada through United International Pictures, a company owned by Paramount Pictures, MCA Inc. and MGM.

         Most motion pictures are also licensed for exhibition on television, with fees generally collected in installments. License fees are recorded as revenue in the year that the films are available for telecast which, among other reasons, may cause substantial fluctuation in Paramount Pictures' operating results. At March 31, 1994, the unrecognized revenues attributable to licensing of completed films from Paramount Pictures' license agreements
were $579 million.   Paramount Pictures has an exclusive pay television license agreement with Home Box Office which includes new Paramount Pictures' motion pictures released theatrically through December 1997. Paramount Pictures also licenses its motion pictures to home and hotel/motel pay-per-view, airlines, schools and universities. Paramount Pictures also distributes its motion pictures for pay television release outside the United States and Canada through United International Pictures. In 1993, Paramount acquired a joint venture interest in HBO Pacific Partners, C.V. and granted to it a license to carry Paramount Pictures' motion pictures on pay television in Singapore, Thailand, the Philippines and other territories through 1999. Paramount Pictures has approximately 900 motion pictures in its library. United International Pictures and United Cinemas International (as described below) are the subject of various governmental inquiries by the Commission of the European Community and the Monopolies and Mergers Commission of the United Kingdom. Such inquiries are not expected to have a material effect on the business of Paramount.

         Television Programs.    Paramount Pictures is engaged in the
production and distribution of series, mini-series, specials and made-for-television movies for network television, first-run syndication, pay and basic cable, videocassettes and video discs, and live television programming. The receipt and recognition of revenues for license fees for completed television programming in syndication is similar to that of feature films exhibited on television and, consequently, operating results are subject to substantial fluctuation. At March 31, 1994, the unrecognized revenues from such television license agreements were $188 million. Certain programs are licensed in exchange for cash and /or advertising time which Paramount Pictures retains and sells through its wholly-owned affiliate Premier Advertiser Sales. Premier Advertiser Sales also sells advertising time in programming distributed by third parties. Paramount Pictures' foreign television revenues include the licensing of series, mini-series and specials made for U.S. television and theatrical and made-for-television movies that are part of its television library. In addition, foreign television revenues also include revenues derived from distribution of television product acquired from independent producers.

- - -----------------
 * For a further description see "Note B - Viacom Inc. Merger" on page F-21. Paramount Communications presently anticipates that following completion of the merger it no longer will be subject to the requirements to file periodic reports pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"). In lieu of such reports,a summary of the financial results of Paramount Communications would be included as a note to the periodic reports of Viacom filed pursuant to the Exchange Act.

** For a discussion of the Company's business segments and operating results see "Financial Reporting by Business Segments" and "Management's Discussion and Analysis" on pages F-6 through F-15 and F-31.

         Home Video.    Paramount Pictures sells videocassettes for the home
video market, featuring its motion picture and television program library, acquisitions from third parties and programs made originally for the home video market. It also licenses this product for distribution on video disc. Paramount Pictures distributes its home video products outside the United States and Canada through Cinema International B.V., a joint venture with MCA.

         Theatrical Exhibition.    Famous Players operates 461 screens in 113
theaters throughout Canada. Cinamerica, a joint venture with Time Warner Inc., includes Mann and Festival Theaters and operates 341 screens in 66 theaters in California, Colorado, Arizona and Alaska. United Cinemas International, a joint venture with MCA, operates 247 screens in 26 theaters in the United Kingdom and Ireland, 42 screens in 3 theaters in Germany and 78 screens in 24 theaters in Spain. United Cinemas International plans to construct and operate additional theaters in the United Kingdom, Germany, Austria and Spain. It also manages in six countries, 31 screens in 17 theaters which are owned by Cinema International Corporation, a joint venture with MCA.

         Television Broadcasting and Cable Television Networks.   Paramount
Stations Group owns and operates seven television stations: WTXF-TV, Philadelphia; KRRT(TV), San Antonio; WLFL-TV, Raleigh/Durham; WDCA-TV, Washington, D.C.; KTXA(TV), Dallas; KTXH(TV), Houston; and WKBD-TV, Detroit. An option which expires July 25, 1994 to purchase KRRT (TV), San Antonio has been granted to a third party.

         Paramount Communications and MCA jointly own USA Networks, which operates two national advertiser-supported basic cable television networks, USA Network and the Sci-Fi Channel. USA Network is one of the largest of its kind in the United States, reaching 62.2 million households. The Sci-Fi Channel reaches 15.8 million households. Under the joint venture agreement for USA Networks between subsidiaries of Paramount and MCA, such subsidiaries and certain of their affiliates are restricted, subject to certain exceptions and unless the other party consents, from engaging outside of USA Networks in the business of providing to cable television systems national, video, advertiser-supported, basic cable entertainment networks or providing national video entertainment programming services to cable television systems and/or other entities on a pay-per-view basis. Although Paramount does not believe that these restrictions were violated by the consummation of the Viacom Offer, there can be no assurance that MCA might not seek damages or other relief in connection with the consummation of the Viacom Offer or the Viacom Merger or the business activities that may be engaged in thereafter.

         Paramount and BHC Communications, Inc., which is majority-owned by Chris-Craft Industries, Inc., are forming the Paramount Television Network which will provide prime-time television programming primarily to broadcast affiliates nationwide in competition with the three major networks and the Fox Broadcasting Network. The network is expected to begin operations in January 1995.

         Theme Parks. Paramount Parks owns and operates five regional theme parks: Paramount's Carowinds, in Charlotte, North Carolina; Paramount's Great America, in Santa Clara, California; Paramount's Kings Dominion located near Richmond, Virginia; Paramount's Kings Island located near Cincinnati, Ohio and
Paramount Canada's Wonderland located near Toronto, Ontario.   In May 1993,
Paramount Parks acquired the 80% interest in Paramount Canada's Wonderland which it did not previously own. The majority of the theme parks' operating income is generated from May through September.

         Madison Square Garden.    Madison Square Garden's activities include
the operation of the Madison Square Garden Arena, which seats approximately 20,000 people, The Paramount, a theater which seats approximately 5,600 people, the New York Knickerbockers Basketball Club of the National Basketball Association and the New York Rangers Hockey Club of the National Hockey League. It also supplies and distributes television programming for cable systems principally in New York, New Jersey and Connecticut through the Madison Square Garden Network. Its programming includes its own sporting events and rights to the New York Yankees baseball games through the year 2000. In addition, Madison Square Garden produces, promotes and/or presents live entertainment, which includes television event production of the Miss Universe, Miss USA and Miss Teen USA pageants and auto thrill shows through SRO Motorsports. The sale of the operations of Madison Square Garden is currently being explored.

         Competition and Regulation.    Paramount Pictures competes intensely
with other major studios and independent film producers in the production and distribution of motion pictures and videocassettes. Similarly, as a producer and distributor of television programs, it competes with other studios and independent producers in the licensing of television programs to both networks and independent television stations. Paramount Pictures' competitive position primarily depends on the quality of the product produced, public response and cost. Theatrical exhibitors compete for access to films and audiences. Paramount's television stations compete in their respective markets for viewers and advertisers with other independent and network affiliated broadcast stations and with cable channels. USA Networks vies with other cable networks and with independent television stations and network affiliated broadcast stations to attract viewers and advertisers. Madison Square Garden's sports and entertainment operations compete against other sporting and entertainment events in their respective areas. Paramount's theme parks compete with other theme parks in their respective geographic regions as well as with other forms of leisure entertainment.

         Paramount Pictures is subject to a consent decree, entered in 1948, which contains restrictions on certain motion picture trade practices in the United States. Television broadcasting is subject to extensive regulation by the Federal Communications Commission, which governs, among other things, the issuance, transfer, term and renewal of broadcast licenses. Network and syndication television revenues could be adversely affected by changes in the regulatory restrictions imposed on the networks by the FCC and certain consent decrees entered into by the networks. Provisions in the consent decrees entered into by the television networks which prohibited the networks from acquiring financial interests and syndication rights in television programming by nonnetwork suppliers such as Paramount Pictures were recently vacated by a federal district court. Accordingly, subject to certain restrictions imposed by the FCC, the networks will be able to negotiate with program suppliers to acquire financial interests and syndication rights in television programs that air on the networks.

         Properties and Employees.    Paramount Pictures' studio in Los
Angeles, California, is used for production of most of its television series and for production of some of its motion pictures. In addition, facilities at the studio are rented to outside motion picture and television producers. The 63-acre studio contains 32 production sound stages. The theater operations, either directly or through joint ventures, own or operate under lease the theaters described above under "Theatrical Exhibition." Paramount Stations Group leases approximately 240,000 square feet of office and studio space. The theme park operations in the United States include 1,627 acres owned and 294 acres leased and in Canada include 200 acres owned and 97 acres leased.
Madison Square Garden owns the Madison Square Garden facility. The Entertainment operations (exclusive of joint ventures) employ approximately 3,400 persons on a full-time basis.

                                   PUBLISHING

         Paramount Publishing, which was renamed Simon & Schuster in May 1994, includes well-known imprints such as Simon & Schuster, Pocket Books, Prentice Hall, Silver Burdett Ginn and Computer Curriculum Corporation, among others.
In February 1994, Paramount completed the acquisition of Macmillan Publishing Company and certain other publishing assets of Macmillan, Inc. for approximately $553 million. Macmillan Publishing, which includes such imprints as "Macmillan" and "Scribner's," published books and materials through five divisions -- College, Children's Books, Adult Trade, Reference and The Free Press, a publisher of scholarly social, political, behavioral and management science books -- as well as Jossey-Bass, a publisher of books and periodicals for select professionals.

         Educational Publishing. The Elementary, Secondary, Higher Education and Educational Technology groups publish elementary, secondary and college textbooks and related materials, computer-based educational products, audiovisual products and vocational and technical materials under such imprints as "Prentice Hall," "Silver Burdett Ginn," "Silver Burdett Press," "Dillon Press," "New Discovery," "Crestwood House," "Julian Messner," "Allyn & Bacon," "Globe Fearon," "Modern Curriculum Press," "Coronet/MTI Film & Video," "Computer Curriculum Corporation," "Simon & Schuster Workplace Resources," "Academic Reference," "Prentice Hall Regents," "Prentice Hall PTR," "American Teaching Aids," "Judy/Instructo," "Good Apple," "Ginn Press," "Alemany" and "Cambridge."

         Consumer Publishing.    The Consumer group publishes and distributes
hardcover, trade paperback and mass market books and audio tapes and electronic products such as CD-Roms. It publishes its hardcover trade books principally under the "Simon & Schuster," "Pocket Books," "Poseidon Press," "Little Simon," "Simon & Schuster Books for Young Readers," "Green Tiger," "Picture Book Studios," and "Rabbit Ears," imprints; its trade paperback books under the "Fireside" and "Touchstone" imprints; and its mass market paperbacks under the "Pocket Books," "Pocket Star," "Archway," "Washington Square Press" and "Minstrel" imprints. Audio cassettes are sold under the imprints "AudioWorks" and "Sound Ideas." Books of other publishing companies, including "Harlequin" and "Silhouette" romance novels, books published under the imprints of "Baen," "Meadowbrook," and audio cassettes under the "Nightingale Conant Audio" imprint are also distributed.

         The Consumer group also publishes or distributes consumer information and special-interest books, including "Prentice Hall" reference books; "Arco" college entrance and civil service test preparation material; "J.K. Lasser" tax guides; "Webster's New World," "Cassell's" and "Harrap's" bilingual dictionaries; travel books under the "Frommer's," "American Express," "Baedeker," and "Mobil" names; cookbooks under the "Betty Crocker" name; gardening books under the "Burpee" and "Horticulture" names; maps under the "Gousha" imprint; and "Monarch Notes" study guides.

         Business, Technical and Professional.    The Business, Technical and
Professional group publishes books, newsletters, looseleaf services and software for a variety of professional groups, including lawyers, accountants, tax professionals, business executives and the medical community. These materials are published under the "Prentice Hall," "Bureau of Business Practice," "Parker," "Prentice Hall Law & Business," "Appleton & Lange" and "New York Institute of Finance" imprints. It publishes Prentice Hall Computer Publishing computer reference books under the "Que," "Brady," "Sams," "New Riders," "Alpha Books" and "Hayden" imprints. In May 1994, Prentice Hall Computer Publishing was renamed Macmillan Computer Publishing. It also provides information and services to corporate attorneys and lending institutions, provides professional tax preparation and practice management software to accounting firms and law firms, licenses software designed to manage and maintain trademark and patent registrations to law firms and large corporations and provides business training programs to corporations. In
May 1994, Simon & Schuster announced plans to divest certain units within this group.

         International.    The international operations include publishing in
Canada, the United Kingdom, Australia, Brazil, Mexico, Singapore, Japan and India primarily under the "Prentice Hall" and "Simon & Schuster" names as well as distribution of Publishing's products worldwide. Paramount also publishes German language computer books and software in Germany under the Markt & Technik name.

         Marketing and Competition.    Publishing rights derive from authors
and other publishers and are essential because they are the principal source of Publishing's products. Business reputation, financial resources, editorial and marketing skills and distribution capabilities are the principal factors involved in the competition for purchasing these rights. Sales are affected principally by the public's reception and the publisher's marketing capability. Publishing distributes through its own sales forces (including employees and independent contractors), through wholesalers and retailers and by direct mail.

         Competition in the elementary, secondary and higher education textbook and the trade and paperback book fields is intense, with a number of strong competitors. In the field of elementary and secondary school textbooks, 22 states and some local jurisdictions limit the textbooks that may be bought by school systems to those books that have been approved by adoption or listing.
In the higher education textbook field, new books compete with used books.   In
addition, book piracy affects sales in certain foreign markets. A large portion of annual sales of educational textbooks is made during the June to September period. In certain areas of publishing, books are usually sold on a fully-returnable basis resulting in significant product returns to publishers. In the field of information services to businesses and professionals, there are numerous organizations that provide competitive materials and services.

         Properties and Employees. Publishing's facilities comprise approximately 7,890,000 square feet of space, of which about 5,070,000 square feet are leased. These facilities are used for warehouse, distribution and administrative functions. Publishing employs approximately 9,800 persons.

ITEM 2. PROPERTIES.

         Paramount Communications and its subsidiaries lease approximately 439,000 square feet at 15 Columbus Circle, New York, New York, under a lease expiring in 1995. The remainder of the response to this item is incorporated in the response to Item 1.

ITEM 3. LEGAL PROCEEDINGS.

         Paramount Communications from time to time receives claims from Federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages arising out of certain operations conducted by its former mining and manufacturing businesses. On the basis of its experience and the information currently available to it, Paramount Communications does not believe that the claims it has received will have a material adverse effect on its financial condition. Paramount Communications and various of its subsidiaries are parties to certain other legal proceedings. However, in the opinion of counsel, these proceedings are not likely to result in judgments that would have a material adverse effect on its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is traded on the New York Stock Exchange. The following table summarizes the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared and paid during the year ended October 31, 1992, the six months ended April 30, 1993 and the eleven months ended March 31, 1994:

                                                                 MARKET PRICE OF
                                                                 COMMON STOCK (1)
                                                                 ----------------
                                                                                               CASH
         QUARTER ENDED                                         HIGH             LOW          DIVIDENDS
         -------------                                         ----             ---          ---------
         FISCAL YEAR ENDED OCTOBER 31, 1992
         January 31, 1992. . . . . . . . . . . . . . .         $43 3/8        $36 1/2          $.175
         April 30, 1992. . . . . . . . . . . . . . . .          48 3/4         42 1/2           .20
         July 31, 1992 . . . . . . . . . . . . . . . .          48             43 1/4           .20
         October 31, 1992. . . . . . . . . . . . . . .          46 3/8         41 1/4           .20
                                                                                               -----
         Year. . . . . . . . . . . . . . . . . . . . .          48 3/4         36 1/2           .775

         TRANSITION PERIOD FROM NOVEMBER 1, 1992
           TO APRIL 30, 1993
         January 31, 1993. . . . . . . . . . . . . . .         $47 3/8        $41 7/8          $.20
         April 30, 1993. . . . . . . . . . . . . . . .          52 5/8         45 5/8           .20
                                                                                               -----
         Six Months. . . . . . . . . . . . . . . . . .          52 5/8         41 7/8           .40

         TRANSITION PERIOD FROM MAY 1, 1993 TO
           MARCH 31, 1994
         July 31, 1993 . . . . . . . . . . . . . . . .         $56 5/8        $49 1/2          $.20
         October 31, 1993. . . . . . . . . . . . . . .          81             51               .20
         January 31, 1994. . . . . . . . . . . . . . .          83 1/2         73 1/2           .20
         Two Months Ended March 31, 1994 . . . . . . .          80 1/4         40 5/8            -
                                                                                               ----
         Eleven Months . . . . . . . . . . . . . . . .          83 1/2         40 5/8           .60

- - -----------------
         (1) Paramount Communications purchased 1,119,500 shares of its Common Stock in the open market between August 13 and October 30, 1992, and it also purchased 479,600 shares of its Common Stock in the open market between November 2, 1992 and January 21, 1993.

         In connection with the Viacom Inc. merger described in Note B to the consolidated financial statements, subsequent to its January 1994 dividend, the registrant has discontinued its regular quarterly dividend payment.

         As of June 24, 1994, there were approximately 20,000 record holders of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information required by Item 6 is found on page F-4; Item 7 is found on pages F-7 through F-15; Item 8 is found on pages F-5 through F-32, exclusive of pages F-7 through F-15, and Item 9 is found in the previously filed Current Report on Form 8-K of Paramount Communications, dated March 18, 1994.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Paramount Communications presently anticipates that, following completion of the merger of Paramount Communications and a subsidiary of Viacom Inc., as described in Note B on page F-21, it no longer will be subject to the requirements to file periodic reports. In the event such reports are required, the information required by Items 10 through 13 will be included in the appropriate report, which will be filed within 120 days after the close of Paramount Communications' fiscal year ended March 31, 1994, and is hereby incorporated by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         (a)     1.       Financial Statements--See index to financial statements on Page F-1.
                 2.       In accordance with the general instructions to this Form, the schedules required by Regulation S-X will be filed by amendment on Form 10-K/A on or before July 29, 1994.

                 3.       Exhibits--

                 (3)(a)                        --Restated Certificate of Incorporation and Amendments thereto  (Incorporated by reference to Exhibit (4)(i)(A) of Paramount Communications' post-effective amendment No. 3 to the registration statement on Form S-3 No. 2-83427).

                *(3)(b)                        --Amended and restated By-laws.

                 (4)(a)                        --Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K as the authorized principal amount on any one of such issues does not exceed 10% of the total assets of Paramount
                                                   Communications and its subsidiaries on a consolidated basis.  Paramount
                                                   Communications agrees to furnish a copy of each such instrument to the Commission upon request.

                 (4)(b)                        --Shareholder rights agreement dated as of September 7, 1988, as amended, between
                                                   Paramount Communications Inc. and Chemical Bank, as Rights Agent (Incorporated by
                                                   reference to Paramount Communications' registration statement on Form 8-A dated
                                                   September 14, 1988 and to Amendment No. 1 to Form 8-A on Form 8 dated June 8,
                                                   1989, Amendment No. 2 to Form 8-A on Form 8-A/A dated September 22, 1993,
                                                   Amendment No. 3 to Form 8-A on Form 8-A/A dated November 5, 1993, Amendment No. 4 to Form 8-A on Form 8-A/A dated November 15, 1993,  Amendment No. 5 to Form 8-A on Form 8-A/A dated January 5, 1994, Amendment No. 6 to Form 8-A on Form 8-A/A
                                                   dated January 31, 1994 and Amendment No. 7 to Form 8-A on Form 8-A/A dated March
                                                   2, 1994).

                 (10)(i)(a)                    --Amended and Restated Agreement and Plan of Merger, dated as of February 4, 1994, as further amended as of May 26, 1994, among  Paramount Communications Inc., Viacom
                                                   Inc. and Viacom Sub Inc., a wholly owned subsidiary of Viacom (Incorporated by reference to Annex I of the Registration Statement on Form S-4 of Viacom Inc.
                                                   which is attached as Exhibit (d)(1) to Amendment No. 2 to Schedule 13E-3 filed by
                                                   Paramount Communications Inc. with respect to the merger with Viacom).

                 (10)(i)(b)                    --Voting Agreement dated as of January 21, 1994, between National Amusements, Inc.
                                                   and Paramount Communications Inc.  (Incorporated by reference to Exhibit 81 of
                                                   Amendment No. 28, dated January 24, 1994, to the Schedule 14D-9 filed by
                                                   Paramount  Communications Inc. with respect to the tender offer by Viacom Inc.).

              +  (10)(iii)(A)(1)               --Amended and restated agreement, dated as of October 1, 1985 and restated as of June
                                                   23, 1989, between Paramount Communications and Martin S. Davis (Incorporated by
                                                   reference to Exhibit (10)(ii)(A)(1) of Paramount Communications' Annual Report on
                                                   Form 10-K for the fiscal year ended October 31, 1989).

              +  (10)(iii)(A)(2)               --Amendment dated as of February 11, 1994, to the Amended and Restated Agreement
                                                   dated as of October 1, 1985 and restated as of June 23, 1989 between Paramount
                                                   Communications and Martin S. Davis (Incorporated by reference to Exhibit
                                                   (10)(iii)(A)(1) of Paramount Communications' Quarterly Report on Form 10-Q for
                                                   the quarter ended January 31, 1994).

              +  (10)(iii)(A)(3)               --Amended and restated agreement, dated as of November 17, 1987 and restated as of
                                                   June 23, 1989, between Paramount Communications and Ronald L. Nelson
                                                   (Incorporated by reference to Exhibit (10)(ii)(A)(2) of Paramount Communications'
                                                   Quarterly Report on Form 10-Q for the quarter ended January 31, 1990).

              +  (10)(iii)(A)(4)               --Amendment, dated as of December 21, 1992, to the amended and restated agreement, dated as of November 17, 1987 and restated as of June 23, 1989, between Paramount
                                                   Communications and Ronald L. Nelson (Incorporated by reference to Exhibit
                                                   (10)(iii)(A)(5) of Paramount Communications' Annual Report on Form 10-K for the
                                                   fiscal year ended October 31, 1992).

              +  (10)(iii)(A)(5)               --Agreement, dated as of January 12, 1993, between Paramount Communications and
                                                   Ronald L. Nelson (Incorporated by reference to Exhibit (10)(iii)(A)(1) of
                                                   Paramount Communications' Quarterly Report on Form 10-Q for the quarter ended
                                                   January 31, 1993).

              +  (10)(iii)(A)(6)               --Amendment dated as of February 11, 1994, to the Agreement dated as of January 12,
                                                   1993 between Paramount Communications and Ronald L. Nelson (Incorporated by
                                                   reference to Exhibit (10)(iii)(A)(2) of Paramount Communications' Quarterly
                                                   Report on Form 10-Q for the quarter ended January 31, 1994).

              +  (10)(iii)(A)(7)               --Amended and restated agreement, dated as of October 1, 1985 and restated as of June
                                                   23, 1989, between Paramount Communications and Donald Oresman (Incorporated by
                                                   reference to Exhibit (10)(ii)(A)(1) of Paramount Communications' Quarterly Report
                                                   on Form 10-Q for the quarter ended January 31, 1990).

              +  (10)(iii)(A)(8)               --Amendment dated as of February 11, 1994, to the Amended and Restated Agreement
                                                   dated as of October 1, 1985 and restated as of June 23, 1989 between Paramount
                                                   Communications and Donald Oresman (Incorporated by reference to Exhibit
                                                   (10)(iii)(A)(3) of Paramount Communications' Quarterly Report on Form 10-Q for
                                                   the quarter ended January 31, 1994).

              +  (10)(iii)(A)(9)               --Agreement, dated as of September 10, 1992, between Paramount Communications and
                                                   Rudolph L. Hertlein (Incorporated by reference to Exhibit (10)(iii)(A)(8) of
                                                   Paramount Communications' Annual Report on Form 10-K for the fiscal year ended
                                                   October 31, 1992).

              +  (10)(iii)(A)(10)              --Agreement, dated as of June 2, 1989, between Paramount Communications and Lawrence
                                                   E. Levinson (Incorporated by reference to Exhibit (10)(ii)(A)(1) of Paramount
                                                   Communications' Quarterly Report on Form 10-Q for the quarter ended July 31,
                                                   1989).

              +  (10)(iii)(A)(11)              --Agreement, dated April 5, 1993, between Paramount Communications and Robert
                                                   Greenberg (Incorporated by reference to Exhibit (10)(iii)(A)(1) of Paramount
                                                   Communications' Quarterly Report on Form 10-Q for the quarter ended April 30,
                                                   1993).

              +  (10)(iii)(A)(12)              --1992 Stock Option Plan (the "1992 Plan") (Incorporated by reference to Exhibit I of
                                                   Paramount Communications' Proxy Statement dated January 27, 1992 for the 1992
                                                   Annual Meeting of Stockholders).

              +  (10)(iii)(A)(13)              --1989 Stock Option Plan, as amended (the "1989 Plan") (Incorporated by reference to
                                                   Exhibit (10)(iii)(A)(2) of Paramount Communications' Quarterly Report on Form
                                                   10-Q for the quarter ended April 30, 1992).

              +  (10)(iii)(A)(13)(a)           --Form  of  Stock Option Agreement pursuant to the 1989 Plan--Incentive Stock Option
                                                   (Incorporated by reference to Exhibit (10)(iii)(A)(1)(a) of Paramount
                                                   Communications' Annual Report on Form 10-K for the fiscal year ended October 31,
                                                   1989).

              +  (10)(iii)(A)(13)(b)           --Form of Stock Option Agreement pursuant to the 1989 Plan--Nonqualified Stock Option
                                                   (Incorporated by reference to Exhibit (10)(iii)(A)(1)(b) of Paramount
                                                   Communications' Annual Report on Form 10-K for the fiscal year ended October 31,
                                                   1989).

              +  (10)(iii)(A)(14)              --1984 Stock Option Plan, as amended (the "1984 Plan") (Incorporated by reference to
                                                   Exhibit (10)(iii)(A)(1) of Paramount Communications' Quarterly Report on Form
                                                   10-Q for the quarter ended April 30, 1992).

              +  (10)(iii)(A)(14)(a)           --Form  of  Stock Option Agreement pursuant to the 1984 Plan--Incentive Stock Option
                                                   (Incorporated by reference to Exhibit (10)(iii)(A)(1)(a) of Paramount
                                                   Communications' Annual Report on Form 10-K for the three months ended October 31,
                                                   1985).

              +  (10)(iii)(A)(14)(b)           --Form of  Stock Option Agreement pursuant to the 1984 Plan--Incentive Stock Option with a Stock Appreciation Right (Incorporated by reference to Exhibit
                                                   (10)(iii)(A)(1)(b) of Paramount Communications' Annual Report on Form 10-K for
                                                   the three months ended October 31, 1985).

              +  (10)(iii)(A)(14)(c)           --Form of Stock Option Agreement pursuant to the 1984 Plan--Nonqualified Stock Option
                                                   (Incorporated by reference to Exhibit (10)(iii)(A)(1)(c) of Paramount
                                                   Communications' Annual Report on Form 10-K for the three months ended October 31,
                                                   1985).

              +  (10)(iii)(A)(14)(d)           --Form of Stock Option Agreement pursuant to the 1984 Plan--Nonqualified Stock Option with a Stock Appreciation Right (Incorporated by reference to Exhibit
                                                   (10)(iii)(A)(1)(d) of Paramount Communications' Annual Report on Form 10-K for
                                                   the three months ended October 31, 1985).

              +  (10)(iii)(A)(15)              --1973 Key Employees Stock Purchase Plan (Incorporated by reference to Exhibit
                                                   (10)(c)(i) of Paramount Communications' Annual Report on Form 10-K for the fiscal year ended July 31, 1981).

              +  (10)(iii)(A)(16)              --Amended and Restated Supplemental Executive Retirement Plan (Incorporated by
                                                   reference to Exhibit (10)(iii)(A)(1) of Paramount Communications' Quarterly
                                                   Report on Form 10-Q for the quarter ended July 31, 1992).

              +  (10)(iii)(A)(17)              --Deferred Compensation Plan for Board of Directors (Incorporated by reference to
                                                   Exhibit (10)(iii)(A)(6) of Paramount Communications' Annual Report on Form 10-K
                                                   for the fiscal year ended July 31, 1984).

              +  (10)(iii)(A)(18)              --Long-Term Performance Plan, as amended (Incorporated by reference to Exhibit
                                                   (10)(iii)(A)(6) of Paramount Communications' Annual Report on Form 10-K for the
                                                   fiscal year ended October 31, 1989).


              +  (10)(iii)(A)(19)              --Corporate Annual Performance Plan, as amended (Incorporated by reference to Exhibit
                                                   (10)(iii)(A)(7) of Paramount Communications' Annual Report on Form 10-K for the
                                                   fiscal year ended October 31, 1989).

              +  (10)(iii)(A)(20)              --Retirement Plan for non-employee directors (Incorporated by reference to Exhibit
                                                   (10)(iii)(A)(1) of Paramount Communications' Quarterly Report on Form 10-Q for
                                                   the quarter ended January 31, 1990).

              +  (10)(iii)(A)(21)              --Non-qualified retirement plan (Incorporated by reference to Exhibit (10)(iii)(A)(1)
                                                   of Paramount Communications' Quarterly Report on Form 10-Q for the quarter ended
                                                   April 30, 1991).

              *(11)                            --Computation of Earnings (Loss) per Share.

              *(21)                            --List of Subsidiaries.

              *(23)(a)                         --Consent of Ernst & Young.

              *(23)(b)                         --Consent of Price Waterhouse.

              *(24)                            --Powers of Attorney.

         (b)     Reports on Form 8-K - The following reports on Form 8-K were filed during the two months ended March 31, 1994:

                 (i)      The registrant filed a Current Report on Form 8-K, dated March 17, 1994, in respect of a change in control of registrant.  The items reported in such Current Report were Item 1 (Changes in Control of Registrant)
                          and Item 7 (Exhibits).

                 (ii)     The registrant filed a Current Report on Form 8-K, dated March 18, 1994, in respect of a change in registrant's certifying accountant and a change in fiscal year of the registrant.  The items reported in such Current Report were Item 4 (Changes in Registrant's Certifying Accountant), Item 7 (Exhibits) and
                          Item 8 (Change in Fiscal Year).


- - -----------------
*   Filed herewith.
+ This exhibit constitutes a management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PARAMOUNT COMMUNICATIONS INC.



                                        By       GEORGE S. SMITH, JR.
                                          ----------------------------------
                                                 George S. Smith Jr.
                                                 Senior Vice President
                                              and Chief Financial Officer


Date:    June 29, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

- - --------------------------------------------------------------------------------------------------------------------
                  Signature                                  Title                                     Date
- - --------------------------------------------------------------------------------------------------------------------
             Frank J. Biondi, Jr.*                       Director and Chief               )
                                                         Executive Officer                )
                                                         (Principal Executive Officer)    )
                                                                                          )
              George S. Abrams*     )                                                     )
             Philippe P. Dauman*    )                                                     )
               Martin S. Davis*     )                                                     )
             William C. Ferguson*   )                                                     )
              Irving R. Fischer*    )                                                     )
              H. Wayne Huizenga*    )                                                     )
                 Ken Miller*        )                                                     )
              Ronald L. Nelson      )                         Directors                   )          June 29, 1994
               Donald Oresman*      )                                                     )
              James A. Pattison*    )                                                     )
              Brent D. Redstone*    )                                                     )
             Sumner M. Redstone*    )                                                     )
             Frederic V. Salerno*   )                                                     )
              William Schwartz*     )                                                     )
                                                                                          )
                                                                                          )
                                                                                          )
                GEORGE S. SMITH, JR                      Senior Vice President            )
- - ----------------------------------------------           and Chief Financial Officer      )
                George S. Smith, Jr.                     (Principal Financial and         )
                                                          Accounting Officer)             )



- - -----------------
* By signing his name hereto, Philippe P. Dauman signs this document as a Director of the registrant and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.



                                        By       PHILIPPE P. DAUMAN
                                          -----------------------------------
                                                 Philippe P. Dauman
                                                 (Attorney-in-Fact)

                             FINANCIAL STATEMENTS



                           REPORTS OF INDEPENDENT
                              ACCOUNTANTS / AUDITORS          F-2

                           SELECTED FINANCIAL DATA            F-4

                           CONSOLIDATED STATEMENT OF
                              EARNINGS                        F-5

                           FINANCIAL REPORTING BY
                              BUSINESS SEGMENTS -
                              REVENUES AND OPERATING
                              INCOME (LOSS)                   F-6

                           MANAGEMENT'S DISCUSSION AND
                              ANALYSIS                        F-7

                           CONSOLIDATED BALANCE SHEET         F-16

                           CONSOLIDATED STATEMENT OF
                              CHANGES IN STOCKHOLDERS'
                              EQUITY                          F-17

                           CONSOLIDATED STATEMENT OF
                              CASH FLOWS                      F-18

                           NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS            F-19

                         REPORT OF INDEPENDENT ACCOUNTANTS




Stockholders and Board of Directors
Paramount Communications Inc.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Paramount Communications Inc. at March 31, 1994, and the results of its operations, changes in its stockholders' equity and its cash flows for the eleven month period then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Price Waterhouse



New York, New York
June 3, 1994

                       REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Paramount Communications Inc.

         We have audited the accompanying consolidated balance sheet of Paramount Communications Inc. as of April 30, 1993 and October 31, 1992, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the six-month period ended April 30, 1993 and for each of the two years in the period ended October 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paramount Communications Inc. at April 30, 1993 and October 31, 1992, and the consolidated results of its operations and its cash flows for the six-month period ended April 30, 1993 and for each of the two years in the period ended October 31, 1992 in conformity with generally accepted accounting principles.

         As discussed in Notes A and K, in the six-month period ended April 30, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As discussed in Notes A and J, effective May 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes."


                                      Ernst & Young

New York, New York
August 27, 1993,
except for Notes A and J, as to which the date is September 10, 1993

                            SELECTED FINANCIAL DATA


The table below summarizes recent financial information for Paramount Communications. For further information, refer to the audited financial statements and the notes thereto contained elsewhere herein.

                                        Eleven Months             Six Months
                                 Ended or at March 31   Ended or at April 30                 Year Ended or at October 31
                                 --------------------   --------------------         -----------------------------------
                                                 1994                   1993         1992       1991      1990      1989
- - ------------------------------------------------------------------------------------------------------------------------

                                                             (Dollar amounts in millions, except per share)

Revenues                                     $4,433.5               $1,898.1     $4,264.9   $3,895.4  $3,869.0  $3,391.6
Earnings (loss) from continuing
   operations before income taxes                 8.8                  (16.8)       397.3      179.7     381.0      19.1
Earnings (loss) from continuing
   operations before extraordinary
   item and cumulative effect of
   accounting changes                             5.7                   (9.1)       274.2      127.6     264.4      17.3
Discontinued operations                                                                                          1,453.9
Extraordinary item                                                                   (8.8)
Cumulative effect of accounting
   changes                                                             (66.9)                                      (56.5)
Net earnings (loss)                               5.7                  (76.0)       265.4      127.6     264.4   1,414.7
Earnings (loss) per share
   Earnings (loss) from continuing
     operations before extraordinary
     item and cumulative effect of
     accounting changes                           .05                   (.08)        2.31       1.08      2.20       .14
   Discontinued operations                                                                                         12.12
   Extraordinary item                                                                (.08)
   Cumulative effect of accounting
     changes                                                            (.57)                                       (.48)
   Net earnings (loss)                            .05                   (.65)        2.23       1.08      2.20     11.78
Cash dividends declared per
   common share                                   .60                    .40         .775        .70       .70       .70
Working capital                                 974.3                1,461.6      1,864.8    2,141.8   2,119.0   2,787.3
Total assets                                  7,608.0                6,874.8      7,057.0    6,654.7   6,541.0   7,060.0
Current maturities of long-term debt             35.6                  109.8         10.0      198.3      21.7      20.6
Long-term debt, net of current
   maturities                                   998.4                  707.3        812.1      519.9     712.1     723.8
Stockholders' equity                          4,073.1                3,902.1      4,015.5    3,854.8   3,783.8   3,666.8
Book value per common share                     33.17                  33.01        34.19      32.73     32.24     30.56
Capital expenditures (including
   capitalized leases)                          148.2                   55.9        120.0      172.9     187.9      94.2
Number of common stockholders                  25,000                 26,000       26,000     29,000    30,000    30,000
- - ------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements for information on transactions and accounting changes which have affected the comparability of the periods presented above.

                       CONSOLIDATED STATEMENT OF EARNINGS


                                                               Eleven Months          Six Months
                                                              Ended March 31      Ended April 30             Year Ended October 31
                                                              --------------      --------------           -----------------------
                                                                        1994                1993               1992           1991
- - ----------------------------------------------------------------------------------------------------------------------------------

                                                                                      (In millions, except per share)
REVENUES                                                         $   4,433.5          $  1,898.1           $4,264.9       $3,895.4

Cost of goods sold                                                   3,179.3             1,286.8            2,739.8        2,638.7
Selling, general and administrative expenses                         1,153.4               621.4            1,129.0        1,098.9
- - ----------------------------------------------------------------------------------------------------------------------------------
                                                                     4,332.7             1,908.2            3,868.8        3,737.6
- - ----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                100.8               (10.1)             396.1          157.8

Other income (expense) -- Note D                                       (45.7)               (3.7)              (6.6)           0.1

Interest and other investment income (expense) --
  net -- Note L
   Interest expense                                                   (107.7)              (47.9)            (113.8)        (112.0)
   Interest and other investment income                                 61.4                44.9              121.6          133.8
- - ----------------------------------------------------------------------------------------------------------------------------------
                                                                       (46.3)               (3.0)               7.8           21.8
- - ----------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                                      8.8               (16.8)             397.3          179.7
Provision (benefit) for income taxes -- Notes A and J                    3.1                (7.7)             123.1           52.1
- - ----------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS)  BEFORE EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            5.7                (9.1)             274.2         127.6
Extraordinary item -- Note E                                                                                   (8.8)
Cumulative effect of accounting change --  Note A                                          (66.9)
- - ----------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                              $       5.7          $    (76.0)          $  265.4       $  127.6
- - ----------------------------------------------------------------------------------------------------------------------------------


Average common and common equivalent
   shares outstanding -- Note A                                        120.4               118.8              119.2          118.5
Earnings (loss) per share -- Note A
   Earnings (loss) before extraordinary item and
      cumulative effect of accounting change                     $       .05          $     (.08)          $   2.31       $   1.08
   Net earnings (loss)                                                   .05                (.65)              2.23           1.08
- - ----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                    FINANCIAL REPORTING BY BUSINESS SEGMENTS


A summary description of the Company's business segments is as follows. See Note N for additional disclosures related to business segments.

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

                      REVENUES AND OPERATING INCOME (LOSS)

                                                                           Revenues
                                  -------------------------------------------------------------------------------------
                                  Eleven Months Ended March 31     Six Months Ended April 30     Year Ended October 31
                                  ----------------------------     --------------------------    ----------------------
                                          1994            1993            1993           1992         1992         1991
- - -----------------------------------------------------------------------------------------------------------------------
                                                      (Unaudited)                    (Unaudited)
                                                                     (In millions)

Business Segments
   Entertainment                    $  2,822.9      $  2,248.9      $  1,280.8     $  1,408.3    $ 2,657.4    $ 2,380.2
   Publishing                          1,610.6         1,504.3           617.3          590.2      1,607.5      1,515.2
- - -----------------------------------------------------------------------------------------------------------------------
      Total                         $  4,433.5      $  3,753.2      $  1,898.1     $  1,998.5    $ 4,264.9    $ 3,895.4
- - -----------------------------------------------------------------------------------------------------------------------

                                                                  Operating Income (Loss)
                                  ------------------------------------------------------------------------------------
                                  Eleven Months Ended March 31     Six Months Ended April 30     Year Ended October 31
                                  ----------------------------     -------------------------     ---------------------
                                          1994            1993             1993         1992          1992        1991
- - ----------------------------------------------------------------------------------------------------------------------
                                                       (Unaudited)                   (Unaudited)
                                                                      (In millions)

Business Segments
   Entertainment                       $  98.5          $191.4           $121.9       $164.9        $279.6      $ 66.2
   Publishing                             92.2           173.3            (90.9)       (55.0)        182.0       156.2
- - ----------------------------------------------------------------------------------------------------------------------
      Total                              190.7           364.7             31.0        109.9         461.6       222.4
Corporate Expenses                       (89.9)          (62.9)           (41.1)       (32.1)        (65.5)      (64.6)
- - ----------------------------------------------------------------------------------------------------------------------
                                       $ 100.8          $301.8           $(10.1)      $ 77.8        $396.1      $157.8
- - ----------------------------------------------------------------------------------------------------------------------

Revenues by business segment include revenues that are directly associated with a particular segment. Revenues between business segments (amounts are insignificant), which are accounted for on substantially the same basis as revenues from unaffiliated customers, have been eliminated. No single customer accounts for 10% or more of consolidated revenues.

Export sales to unaffiliated customers were $657.1, $290.7, $606.8 and $690.7 million, respectively, for the eleven months ended March 31, 1994, the six months ended April 30, 1993 and the years ended October 31, 1992 and 1991. These sales were principally made in Europe, Asia and Canada.

During the eleven months ended March 31, 1994, the Company recorded a $84.3-million charge against Publishing's operating income and a $22.3-million charge against Corporate Expenses. During the six months ended April 30, 1993, the Company recorded a $35-million and a $5-million charge, respectively, against Publishing's operating loss and Corporate Expenses and during the year ended October 31, 1991, recorded a $52-million charge against Entertainment's operating income. For further details related to these charges see Management's Discussion and Analysis.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


                             RESULTS OF OPERATIONS

                                 ENTERTAINMENT

                         ELEVEN MONTHS 1994 VERSUS 1993

Revenues increased 26% to $2,822.9 million from $2,248.9 million while operating income decreased 49% for the eleven months ended March 31, 1994, compared with the same prior-year period.

                                    FEATURES

Revenues from features product increased 20% in the eleven months ended March 31, 1994, to $1,135.7 million from $949.2 million. The theatrical component of features revenues increased 69%, to $418.5 million from $247.4 million, led by the domestic and international box office success of The Firm, Indecent Proposal and Sliver. Home video revenues increased 8% in the current period because of the domestic and foreign videocassette success of Indecent Proposal, The Firm, Sliver and increased sales from library sell-through promotional programs, which were partially offset by the absence of a significant sell-through title included in the same prior-year period. Pay cable revenues declined 17% in the current period because of a weaker mix of newly available titles compared to the same prior-year period. Revenues from network and domestic and international syndication sales of features product rose 7% in the current period, primarily due to a more successful mix of titles available for syndication.

Features posted an operating loss for the current period, compared with operating income in the same prior-year period, primarily because of the release of fewer profitable pictures. Theatrical results for the eleven months ended March 31, 1994 included higher feature write-downs primarily related to the releases of Jimmy Hollywood, Blue Chips, Coneheads, Searching for Bobby Fischer, The Thing Called Love, Flesh and Bone, Addams Family Values and Intersection, which were partially offset by contributions from Indecent Proposal, The Firm and Sliver. In addition, results for the current period were negatively impacted by higher scenario reserves related to increased development activity. Home video operations registered slightly lower results in the current-year because of a less profitable mix of titles. Pay cable operating income increased slightly in the current year primarily because of an improved overall profit rate on library titles. Operating income from network and domestic and international syndication sales of features product rose on the increase in revenues.

                                   TELEVISION

Television programming revenues increased 19%, to $732.7 million in 1994 from $616.0 million in 1993. Revenues from network series product increased 29% in the current period, as contributions from higher network license fees driven by increased series production along with basic cable sales of Wings and increased syndication sales of network library titles were partially offset by lower network license fees for Cheers, for which the last episode was delivered in May 1993. Revenues from first-run series product rose 17%, as increases from Star Trek: Deep Space Nine and Star Trek: The Next Generation, along with contributions from Leeza, more than offset lower revenues from The Arsenio Hall Show, which has been subsequently canceled.

Television programming operating income declined 62% in the current-year period compared with the prior-year period. Results from network series product decreased significantly because of increased investment in new programming and lower profits on library shows. First-run series operating income decreased as the impact of the higher revenues were more than offset by increased investment in new programming, principally The Untouchables and lower results from The Arsenio Hall Show.

                              STATION AND NETWORK

Operating income at the Station and Network group decreased 55% in the eleven months ended March 31, 1994. Paramount Stations Group registered significantly higher profits principally due to a 29% increase in revenues because of contributions from the September 1993 acquisition of WKBD-TV in Detroit as well as higher advertising sales. USA Networks, the Company's 50%-owned cable operations, generated an operating loss in the current year compared with operating income in the prior year. The sharply lower results were due largely to a $78-million pre-tax charge at USA Network, the majority of which was recorded in December 1993, to adjust the carrying value of certain broadcast rights to net realizable value because of the under performance of certain series programming, of which the Company recorded its share. The current year also includes continued start-up costs incurred for the Sci-Fi Channel.

                                    THEATERS

Theatrical exhibition revenues decreased 1%, to $161.5 million from $163.6 million for the eleven months ended March 31, 1994. Revenues at Famous Players, the Company's Canadian chain, decreased 1% in the current year because attendance gains driven by improved product were more than

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


offset by unfavorable exchange rates. Famous Players posted operating income in the current year compared with an operating loss in the prior year primarily because of higher current-year operating margins. Operating income at Cinamerica, the Company's 50%-owned domestic theater operation, decreased in the current year because of lower attendance and the absence of gains on the sale of theaters recorded in the prior-year, which were partially offset by higher average ticket prices. International theater operations, which are primarily jointly-owned, recorded higher operating income, principally because of increased attendance levels, partially offset by unfavorable exchange rates. Overall theatrical exhibition operating income increased 19% for the eleven months ended March 31, 1994.

                             MADISON SQUARE GARDEN

Revenues for Madison Square Garden increased by 12% in the current-year period, to $299.9 million from $268.2 million. The sports teams' revenues increased 16% in the current-year period, led by greater Knickerbockers ticket sales generated by higher attendance and ticket prices, as well as higher NBA playoff revenues; revenues for the Rangers increased in the current year-period due to the receipt of expansion revenues, partially offset by the absence of playoff revenue. The current- year period also included higher revenue from an increased number of live entertainment events in the Arena and The Paramount, increased MSG Network advertising sales and subscriber levels, and greater concession revenues, but were negatively impacted by the absence of revenues from the Democratic National Convention recognized in the same prior-year period.

Operating income rose 365% in the current-year period primarily because of increased profits at MSG Network due to higher revenues and higher concession income as a result of an increase in events, which were partially offset by an increase in programming and operating expenses. These results were partially offset by a decrease in operating income from the sports teams, where higher team compensation and operating expenses exceeded revenue gains achieved.

                                PARAMOUNT PARKS

Revenues for Paramount Parks, which were acquired in several transactions during the quarters ended October 31, 1992 and July 31, 1993, increased to $309.1 million in the current-year period from $63.2 million in the same prior-year period. Operating income increased in the eleven months ended March 31, 1994 reflecting the inclusion of a full eleven months of operations versus a partial eight months in the prior year.

                          SIX MONTHS 1993 VERSUS 1992

Revenues decreased 9% to $1,280.8 million from $1,408.3 million and operating income decreased 26% for the six months ended April 30, 1993, compared with the same prior-year period.

                                    FEATURES

Revenues from features product decreased 28% in the six months ended April 30, 1993, to $503.3 million from $696.5 million. The theatrical revenue component of features declined 48% principally because of the release of fewer successful pictures. Home video revenues decreased 29% in the current-year period despite strong contributions from the domestic and foreign videocassette sales of Patriot Games, Star Trek VI: The Undiscovered Country and Boomerang, and the continued international success of Ghost. Pay cable revenues decreased 24% in the current six-month period because strong contributions from the availability of The Addams Family, Star Trek VI: The Undiscovered Country and Wayne's World were more than offset by the absence of recognition of additional license fees recorded in the prior-year six-month period for films made available in prior periods. Revenues from network features rose 61% because of the availability of more successful titles.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


with $319.2 million for the same prior-year period. Revenues from the network series decreased 14% despite higher syndication sales of Cheers. Revenues from first-run series were up 19%; higher sales of Star Trek: The Next Generation, Entertainment Tonight and Hard Copy, along with contributions from Star Trek:
Deep Space Nine, were partially offset by lower revenues from The Arsenio Hall Show.

Television programming results increased significantly, posting an operating profit in the current-year period compared with an operating loss in the same prior-year period. Profits from network series rose because of the aforementioned higher revenues from Cheers and the domestic licensing of Wings to USA Network. Income from first-run syndication increased, generated by the higher revenues previously noted. In addition, the current-year period reflects higher income from library products, principally Star Trek, as well as from television movies-of-the-week.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

                                   PUBLISHING

                         ELEVEN MONTHS 1994 VERSUS 1993

Revenues increased 7% to $1,610.6 million compared with $1,504.3 million in the prior-year period, while operating

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


income decreased 47%. During the two months ended March 31, 1994, the publishing operations recorded charges of $84.3-million against its operating income. These charges relate primarily to reserves for certain royalty advance contracts. The operating group discussions presented below reflect these charges. Additionally, publishing operations include contributions from the February 1994 acquisition of Macmillan Publishing Company and certain other assets of Macmillan Inc. (the "Macmillan Acquisition").

                                    CONSUMER

Revenues increased 21% to $355.3 million from $293.7 million in the current eleven-month period, compared with the same prior-year period primarily due to contributions from frontlist titles at the Simon & Schuster trade division and at Pocket Books. Additionally, the current-year benefited from higher sales from the audio releases of successful consumer group titles, and higher international revenues partially offset by weaker frontlist and backlist demand for children's books.

Consumer publishing posted a 152% decrease in operating results in the current eleven-month period. Increased revenues were partially offset by higher product support and development and operating expenses, including $46.7 million of the aforementioned charges.

                      BUSINESS, TECHNICAL AND PROFESSIONAL

Revenues declined 3% to $347.4 million in the current period from $359.7 million in the prior eleven-month period. Lower sales of multimedia programs and reference products were partially offset by increased sales of computer titles and contributions from the Macmillan Acquisition.

Operating results decreased 136% in the current-year period because of lower revenues, increased product support and development and operating expenses, including $13.4 million of the aforementioned charges.

                                   EDUCATION

Revenues increased 7% in the current eleven months, to $764.6 million from $717.7 million, compared with the same prior-year period. Elementary education revenues rose 2% to $252.2 million compared with $247.9 million in the prior-year eleven-month period due to increased adoption opportunities and the introduction of new reading, social studies and religion products, along with higher sales of multicultural and phonics programs. Secondary education revenues rose 16%, to $148.1 million in the current period from $127.4 million in the prior-year period primarily due to the success of the latest science, language arts and social studies products in the current eleven-month period, partially offset by a decrease in math products. Revenues at higher education increased slightly in the current eleven months from frontlist sales in education and social science disciplines and contributions from the Macmillan Acquisition. Educational technology revenues rose 34%, to $75.1 million from $56.1 million in the prior-year eleven-month period. The increased revenues were primarily due to increased sales of computer learning stations and related software products.

Operating income increased 3% in the current eleven months as higher revenues were partially offset by increased expenses, including $19.9 million of the aforementioned charges.

                                 INTERNATIONAL

Revenues rose 14% in the current-year period to $165.7 million compared with revenues of $145.9 million in the prior-year eleven-month period primarily due to sales gains in Asia, UK Academic, Mexico and Canada, along with contributions from the acquisition of a German computer book publisher and the Macmillan Acquisition.

Operating income increased 8% in the current eleven-month period as increased sales were partially offset by increased product support and development and operating expenses, including $2.4 million of the aforementioned charges.

Additionally, publishing operations reflect increased corporate administrative expenses in the current eleven-month period, partially attributable to $1.9 million of the aforementioned charges.

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

                                   EDUCATION

Revenues for fiscal 1992 of $760.5 million were 2% lower compared with fiscal 1991. Elementary education group revenues declined by 9% to $328.3 million from $362.3 million in fiscal 1991 as decreased sales of textbooks, principally due to fewer adoption opportunities, reduced funding at the local and state levels and lower sales of prior years' programs, as well as reduced sales from educational film and video products, were partially offset by sales increases on volume growth of learning stations and increased frontlist sales of workbooks and kits. Secondary education revenues

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


decreased by 2% to $133.4 million in the current year principally due to fewer adoption opportunities. Revenues of $298.8 million at higher education rose 6% in the current year from $280.9 million in fiscal 1991 because of strong sales gains from college books, reflecting the effect of volume improvements, and vocational publications.

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

                      INTEREST AND OTHER INVESTMENT INCOME

                                (EXPENSE) -- NET

Earnings for the eleven months ended March 31, 1994 reflect net interest and other investment expense of $46.3 million, compared with net interest and other investment income of $7.3 million in the prior-year eleven-month period. This decrease stems primarily from lower interest and other investment income because of lower average cash equivalents and short-term investments and interest rates. The lower average cash equivalents and short-term investments were primarily a result of acquisitions and the funding of the working capital requirements of the Company. In addition, interest expense increased because of an approximately $20 million charge to adjust certain interest rate swaps to current fair market value.

Net interest and other investment expense increased slightly in the six months ended April 30, 1993, compared with the same prior-year period. The six-month period ended April 30, 1993 benefited from lower interest expense primarily because lower average effective interest rates on the Company's debt more than offset the effect of higher average debt outstanding. Interest and other investment income declined in the six-month period ended April 30, 1993
due to lower average cash equivalents and short-term investments.   The lower
average cash equivalents and short-term investments were primarily a result of acquisitions, the repurchase of shares of the Company's Common Stock and the funding of the working capital requirements of the Company.

In addition to the results of the operating units, earnings reflect lower net interest and other investment income for the year ended October 31, 1992 compared with 1991. This decrease stemmed from lower average cash equivalents, short-term investments and interest rates. The lower average cash equivalents and short-term investments were primarily a result of expenditures for acquisitions, the repurchase of shares of the Company's Common Stock and the funding of the working capital requirements of the Company.

                             OTHER INCOME (EXPENSE)

Earnings for the eleven months ended March 31, 1994, include a pre-tax charge of $27.2 million for costs incurred in the Company's merger with Viacom Inc., consisting principally of finance, legal, consulting and other fees, and an $18.8 million increase in reserves previously established for discontinued operations.

In addition, in the eleven months ended March 31, 1994, an unconsolidated affiliate of the Company sold an equity investment of which the Company recorded its appropriate share, amounting to a pre-tax gain of $11.0 million.

                                     OTHER

The effective rate for income taxes was 35.2% in the eleven months ended March 31, 1994, compared with a 30.6% rate (as restated - see Note A on page F-19) for the comparable prior-year period. The increase is the result of the amount of foreign income subject to tax at lower foreign rates as a percentage of total worldwide income and increases in income subject to federal, state and local income taxes. The pre-tax loss of $16.8 million in the six months ended April 30, 1993 gives rise to an income tax benefit at an effective rate of 45.8%. For the comparable prior year six-month period, the effective rate for income taxes on pre-tax earnings of $68.7 million was 29.1%. The increase in the effective rate is the result of less income subject to tax at lower foreign rates, increases in income subject to state and local income taxes and the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Corporate expenses includes costs related to the start-up of the Paramount Technology Group, a new business unit responsible for the integration of emerging technologies, including new product development, throughout the Company's entertainment and publishing operations. In connection with the Company's merger with Viacom Inc., corporate expenses include for the eleven months ended March 31, 1994, a $5-million charge for shareholder litigation and a $17.3 million charge for restricted stock upon the resignation of certain key employees. Corporate expenses include a $5-million charge in the six-month period ended April 30, 1993 in connection with the Company's planned relocation of its corporate headquarters.

                        LIQUIDITY AND CAPITAL RESOURCES

In March 1994, Viacom Inc. acquired, pursuant to a tender offer (the "Viacom Offer"), 61,657,432 shares of the Company's Common Stock, constituting a majority of the shares outstanding, at a price of $107 per share in cash. The Viacom Offer was made pursuant to the Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994 (as subsequently amended, the "Merger Agreement") between Viacom Inc. ("Viacom") and the Company. The Company will become a wholly owned subsidiary of Viacom at the effective time of a merger between the Company and a subsidiary of Viacom which is expected to occur in July 1994 (see Note B on Page F-21).

Although Viacom expects that it will be able to refinance its indebtedness and meet its obligations without the need to sell any assets, Viacom is continuing to review opportunitites for the sale of non-strategic assets as such opportunities may arise, including the exploration of the sale of the operations of Madison Square Garden and certain non-core publishing assets.

The Company depended primarily on internal cash flow and external borrowings to finance its operations during the eleven months ended March 31, 1994. In connection with the Viacom merger described above and in Note B to the consolidated financial statements, subsequent to its January 1994 dividend, the Company has discontinued its regular quarterly dividend payment.

In May 1993, the Company purchased the remaining 80% it did not own of Canada's Wonderland, Inc., later renamed Paramount Canada's Wonderland, Inc., a Canadian theme park, for approximately $52 million. The Company subsequently liquidated Paramount Canada's Wonderland debt obligations of approximately $31 million.
In September 1993, the Company purchased television station WKBD-TV in Detroit
(WKBD) from Cox Enterprises Inc. for approximately $105 million. In February 1994, the Company acquired Macmillan Publishing Company and certain other assets of Macmillan Inc., (the "Macmillan Acquisition") a leading book publisher, for approximately $553 million.

The Company and BHC Communications, Inc., which is majority-owned by Chris-Craft Industries, Inc., are forming the Paramount Television Network which will provide prime-time television programming primarily to broadcast affiliates nationwide in competition with the three major networks and the Fox Broadcasting Network. The network is expected to begin operations in January 1995.

In July 1993, the Company redeemed $100 million of 8 1/2% senior notes due 1996. Also, in July 1993, the Company completed a public offering of $150 million of 5 7/8% senior notes due 2000 and $150 million of 7 1/2% senior debentures due 2023. A portion of the net proceeds was used to refinance the previously mentioned redemption of the Company's 8 1/2% senior notes. The remainder of such proceeds was used to fund the acquisitions of television station WKBD-TV in Detroit and the remaining 80% interest in Paramount Canada's Wonderland theme park. Total debt as a percentage of total capitalization increased to 20% at March 31, 1994 from 17% at April 30, 1993 and October 31, 1992. In the past, the Company has been able to increase its borrowings as required.

Trade receivables increased 10% compared with April 30, 1993 primarily due to increased domestic and foreign television syndication sales of network and first-run product. Trade receivables decreased at April 30, 1993 compared with October 31, 1992 by 15%, which is principally attributable to the Company's publishing operations. Educational publishing, which normally contributes more than half of annual publishing revenues, records most of its sales in the Company's July and October quarters, corresponding to the typical school-year buying cycle.

Total inventories increased 13% at March 31, 1994 compared with April 30, 1993 principally due to higher in production and released inventory at Paramount Pictures, along with higher broadcast rights attributable to the WKBD
acquisition.   Total inventories increased 17% at April 30, 1993 compared with
October 31, 1992; 65% of this increase is

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

attributable to Paramount Pictures due to production of first-run and network television-series product. In addition, 20% of the overall increase was attributable to New York Yankees broadcast rights payments at Madison Square Garden in connection with the 1993 major league baseball season.

Prepaid income taxes increased 130% at March 31, 1994 compared with April 30, 1993 as a result of the impact of net operating loss carryforwards and merger related provisions.

The balance sheet at March 31, 1994, reflects the Macmillan Acquisition and the acquisitions of the remaining 80% interest in Paramount Canada's Wonderland theme park and television station WKBD-TV in Detroit and certain merger related provisions, which contributed to changes in certain balance sheet accounts as compared to April 30, 1993.

Capital expenditures amounted to $148, $56, $120 and $168 million for the eleven months ended March 31, 1994, the six months ended April 30, 1993 and the years ended October 31, 1992 and 1991, respectively.


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

The Company elected to record the cumulative effect of the accounting change as a charge against income as of November 1, 1992, resulting in a one-time charge of $66.9 million, net of income taxes of $34.5 million, or $.57 per share. For further detail, see Notes A and K to the consolidated financial statements.

In February 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 109, "Accounting for Income Taxes." Effective May 1, 1993, the Company adopted the provisions of this standard by restating its prior period financial statements beginning November 1, 1988. The effect of adopting SFAS No. 109 was to decrease the loss before cumulative effect of accounting change and net loss by $1.8 million ($.01 per share) for the six months ended April 30, 1993; increase earnings before extraordinary item and net earnings by $4.0 million ($.04 per share) for the year ended October 31, 1992; and, increase net earnings by $5.4 million ($.05 per share) for the year ended October 31, 1991. The cumulative effect of adopting SFAS No. 109 as of October 31, 1990, decreased the beginning balance of 1991's retained earnings by $45.4 million.

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

                           EFFECTS OF ACCOUNTING FOR

                            POSTEMPLOYMENT BENEFITS

In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which is effective for the Company in the period ending December 31, 1994. Under this statement, the cost of benefits provided to employees after employment but before retirement is to be recognized in the financial statements on an accrual basis during the service period of the employee. It is expected that implementation of this statement will not have a material impact on the financial statements of the Company.

                     ACCOUNTING FOR CERTAIN INVESTMENTS IN

                           DEBT AND EQUITY SECURITIES

In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is effective for the Company in the period ending December 31, 1994. This statement sets forth the accounting for certain investments in debt and equity securities based upon management's ability and intent, at the time of purchase, to trade, hold to maturity or make available for sale such investments. It is expected that implementation of this statement will not have a material impact on the financial statements of the Company.

                           CONSOLIDATED BALANCE SHEET


                                                                         March 31         April 30          October 31
                                                                    -------------       ----------         -----------
                                                                             1994             1993                1992
- - ----------------------------------------------------------------------------------------------------------------------
                                                                                     (In millions)
 ASSETS
 CURRENT ASSETS
 Cash and cash equivalents -- Notes A and M                              $  239.3         $  372.6            $  324.3
 Short-term investments -- Notes A and M                                     67.3            569.7               912.0
 Trade receivables -- net -- Note L                                         914.3            829.6               972.9
 Inventories -- Notes A and F                                               699.2            617.3               580.2
 Prepaid income taxes                                                       303.5            131.7               139.7
 Prepaid expenses and other -- Note L                                       491.9            400.2               342.7
 ---------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                2,715.5          2,921.1             3,271.8
 ---------------------------------------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT -- Note A
 Land                                                                       267.1            210.8               210.4
 Buildings                                                                  665.6            591.4               590.6
 Machinery, equipment and other                                             733.2            606.9               573.8
 ---------------------------------------------------------------------------------------------------------------------
                                                                          1,665.9          1,409.1             1,374.8
      Less allowance for depreciation                                       409.2            336.1               315.5
 ---------------------------------------------------------------------------------------------------------------------
                                                                          1,256.7          1,073.0             1,059.3
 ---------------------------------------------------------------------------------------------------------------------
 OTHER ASSETS
 Investment in affiliated companies -- Notes A and G                        211.2            243.9               228.9
 Noncurrent receivables and inventories -- Notes A and F                    773.1            689.8               604.7
 Intangible assets -- net -- Note A                                       2,093.5          1,517.5             1,528.1
 Deferred costs and other -- Note A                                         558.0            429.5               364.2
 ---------------------------------------------------------------------------------------------------------------------
                                                                          3,635.8          2,880.7             2,725.9
 ---------------------------------------------------------------------------------------------------------------------
                                                                         $7,608.0         $6,874.8            $7,057.0
 ---------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Current maturities of long-term debt                                    $   35.6         $  109.8            $   10.0
 Trade accounts payable                                                     201.6            194.7               143.7
 Income taxes payable                                                        19.6             26.6               139.2
 Accrued expenses and other -- Note L                                     1,484.4          1,128.4             1,114.1
 ---------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                           1,741.2          1,459.5             1,407.0
 ---------------------------------------------------------------------------------------------------------------------
 DEFERRED LIABILITIES -- Note L                                             795.3            805.9               822.4
 LONG-TERM DEBT, net of current maturities -- Notes A, H and M              998.4            707.3               812.1
 STOCKHOLDERS' EQUITY -- Note I
 Common Stock, recorded at $1.00 par value; 600,000,000 shares authorized; shares outstanding, 122,792,910  at March 31, 1994
      (excluding 25,069,138 shares held in treasury), 118,199,396 at
      April 30, 1993 (excluding 29,665,980 shares held in treasury)
      and 117,459,926 at October 31, 1992 (excluding 30,405,450
      shares held in treasury)                                              122.8            118.2               117.5
 Paid-in surplus                                                            957.7            712.8               665.7
 Retained earnings -- Notes A, G and J                                    3,016.5          3,082.5             3,228.6
 Cumulative translation adjustments                                         (23.9)           (11.4)                3.7
 ---------------------------------------------------------------------------------------------------------------------
                                                                          4,073.1          3,902.1             4,015.5
 ---------------------------------------------------------------------------------------------------------------------
                                                                         $7,608.0         $6,874.8            $7,057.0
 ---------------------------------------------------------------------------------------------------------------------

 See notes to consolidated financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            For the Period From October 31, 1990 to March 31, 1994
                                                               -------------------------------------------------------------------
                                                                                                        Cumulative           Total
                                                               Common         Paid-in        Retained  Translation    Stockholders'
                                                                Stock         Surplus        Earnings  Adjustments          Equity
- - ----------------------------------------------------------------------------------------------------------------------------------
                                                                                          (In millions)
BALANCE AT OCTOBER 31, 1990, NET OF TREASURY                   $117.4          $575.9        $3,075.0       $ 15.5        $3,783.8
Common Stock issued
   Exercise of stock options and grants to employees              1.0            51.8                                         52.8
   Dividend reinvestment and stock
     purchase plan                                                0.1             3.3                                          3.4
Acquisition of stock for the treasury                            (0.7)           (3.7)          (23.8)                       (28.2)
Common Stock dividends ($.70 per share)                                                         (82.4)                       (82.4)
Translation adjustments                                                                                       (4.4)           (4.4)
Tax benefit from exercise of stock options                                        2.2                                          2.2
Net earnings for the year                                                                       127.6                        127.6
- - ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 1991, NET OF TREASURY                    117.8           629.5         3,096.4         11.1         3,854.8
Common Stock issued
   Exercise of stock options and grants to employees              0.7            38.1                                         38.8
   Dividend reinvestment and stock
     purchase plan                                                0.1             3.6                                          3.7
Acquisition of stock for the treasury                            (1.1)           (6.4)          (41.7)                       (49.2)
Common Stock dividends ($.775 per share)                                                        (91.5)                       (91.5)
Translation adjustments                                                                                       (7.4)           (7.4)
Tax benefit from exercise of stock options                                        0.9                                          0.9
Net earnings for the year                                                                       265.4                        265.4
- - ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 1992, NET OF TREASURY                    117.5           665.7         3,228.6          3.7         4,015.5
Common Stock issued
   Exercise of stock options and grants to employees              1.3            41.6                                         42.9
   Dividend reinvestment and stock
     purchase plan                                                                1.9                                          1.9
Acquisition of stock for the treasury                            (0.6)           (3.5)          (22.9)                       (27.0)
Common Stock dividends ($.40 per share)                                                         (47.2)                       (47.2)
Translation adjustments                                                                                      (15.1)          (15.1)
Tax benefit from exercise of stock options                                        7.1                                          7.1
Net loss for the six months ended April 30, 1993                                                (76.0)                       (76.0)
- - ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 30, 1993, NET OF TREASURY                      118.2           712.8         3,082.5        (11.4)        3,902.1
Common Stock issued
   Exercise of stock options and grants to employees              4.6           207.6                                        212.2
   Dividend reinvestment and stock
     purchase plan                                                                2.8                                          2.8
Common Stock dividends ($.60 per share)                                                         (71.7)                       (71.7)
Translation adjustments                                                                                      (12.5)          (12.5)
Tax benefit from exercise of stock options                                       34.5                                         34.5
Net earnings for the eleven months ended March 31, 1994                                           5.7                          5.7
- - ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1994, NET OF TREASURY                     $122.8          $957.7        $3,016.5       $(23.9)       $4,073.1
- - ----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               Eleven Months        Six Months
                                                              Ended March 31    Ended April 30            Year Ended October 31
                                                              --------------    --------------        -------------------------
                                                                        1994              1993           1992              1991
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                                                (In millions)
CASH FLOWS FROM  OPERATING ACTIVITIES
Earnings (loss) before extraordinary item and
   cumulative effect of accounting change                          $     5.7           $  (9.1)       $ 274.2          $  127.6
Non-cash expenses
   Depreciation                                                         93.0              37.1           71.7              59.1
   Deferred income taxes                                              (151.1)             28.9           (3.2)            (37.5)
   Amortization of intangible assets                                    47.2               4.3           44.4              39.2
   Amortization of pre-publication costs                                77.4              24.0           87.0              88.0
   Gain from sale of affiliate equity investment                       (11.0)
   Other non-cash charges                                              145.4
   Provision for real estate write-down and relocation                                    40.0
Undistributed net earnings of unconsolidated affiliates                (12.6)            (11.3)         (19.7)            (15.7)
Theatrical and television inventories and broadcast rights
   Gross additions                                                  (1,121.2)           (526.8)        (909.6)           (953.6)
   Amortization                                                      1,032.5             387.0          834.7             945.2
Decrease (increase) in network features and syndication licenses       (21.5)              4.2          (78.2)            (47.1)
Increase in pre-publication costs                                      (80.8)            (39.6)         (87.7)            (77.8)
Decrease (increase) in trade receivables                               (25.8)            194.6           (8.4)            (44.6)
Decrease (increase) in inventories (other than theatrical
   and television)                                                      16.5             (23.5)          19.4              19.2
Increase in prepaid expenses                                           (89.2)            (67.6)         (13.4)            (45.0)
Increase (decrease) in trade accounts payable                          (10.1)             51.0            8.5             (24.3)
Increase (decrease) in income taxes payable                              5.7            (112.6)          12.4             (29.8)
Increase (decrease) in accrued expenses and other                      228.4             (50.7)          34.4             (10.3)
Other -- net                                                          (124.3)            (91.1)         (48.4)             91.7
- - -------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES                                                  4.2            (161.2)         218.1              84.3
- - -------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT AND OTHER ACTIVITIES
Expenditures for property, plant and equipment (excluding
   capitalized leases)                                                (148.2)            (55.9)        (120.0)           (167.5)
Proceeds on disposal of property, plant and equipment                    5.1               1.1           11.8               2.2
Purchase price of acquired businesses (net of acquired cash)          (738.8)             (0.1)        (585.1)            (86.9)
Decrease (increase) in investment in affiliated companies               23.6              (3.7)          10.8               8.3
Decrease (increase) in short-term and other investments                424.8             317.1          209.0            (467.1)
Increase in investments maturing after one year                                                                           (43.6)
Decrease in investments maturing after one year                                                          49.1             205.5
Decrease in notes receivable                                             6.2               1.3            8.9              17.3
- - -------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS PROVIDED FROM (USED FOR) INVESTMENT
   AND OTHER ACTIVITIES                                               (427.3)            259.8         (415.5)           (531.8)
- - -------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long-term debt                                             323.7                            492.4
Payments of long-term debt                                            (142.6)             (5.9)        (395.7)            (26.9)
Loss on early extinguishment of debt                                                                    (13.4)
Issuance of Common Stock (excluding grants to employees)               180.4              29.8           23.8              14.5
Acquisition of stock for the treasury                                                    (27.0)         (49.2)            (15.2)
Dividends                                                              (71.7)            (47.2)         (91.5)            (82.4)
- - -------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS PROVIDED FROM (USED FOR)
   FINANCING ACTIVITIES                                                289.8             (50.3)         (33.6)           (110.0)
- - -------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (133.3)             48.3         (231.0)           (557.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         372.6             324.3          555.3           1,112.8
- - -------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   239.3           $ 372.6        $ 324.3          $  555.3
- - -------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    NOTE A-- SIGNIFICANT ACCOUNTING POLICIES

                          Principles of Consolidation
The consolidated financial statements include the accounts of Paramount Communications Inc. (Company) and its majority-owned affiliates. As a result of the Viacom Offer described in Note B, the Company became a majority-owned subsidiary of Viacom Inc. in March 1994. The Company's investments in its 20-50% owned investees are carried on the equity basis. The income taxes of the investees are included in the provision for income taxes.

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

In February 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes." Effective May 1, 1993, the Company adopted the provisions of this standard by restating its prior period financial statements beginning November 1, 1988. The effect of adopting SFAS No. 109 was to decrease the loss before cumulative effect of accounting change and net loss by $1.8 million ($.01 per share) for the six months ended April 30, 1993; increase earnings before extraordinary item and net earnings by $4.0 million ($.04 per share) for the year ended October 31, 1992; and, increase net earnings by $5.4 million ($.05 per share) for the year ended October 31, 1991. The cumulative effect of adopting SFAS No. 109 as of October 31, 1990, decreased the beginning balance of 1991's retained earnings by $45.4 million. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated.

                           Change in Fiscal Year End
In June 1993, the Board of Directors approved a change in the Company's fiscal year end to April 30 from October 31. In March 1994 , the Board of Directors approved a change in the Company's fiscal year end to March 31 from April 30. The accompanying consolidated financial statements include audited financial statements for the six-month and eleven-month transition periods ended April 30, 1993 and March 31, 1994, respectively. The unaudited condensed financial information presented below for the eleven-month period ended March 31, 1993 and the six-month period ended April 30, 1992 are for comparative purposes only.


                                      Eleven Months             Six Months
                                    ---------------        ---------------
                                     Ended March 31         Ended April 30
                                               1993                   1992
 -------------------------------------------------------------------------
                                           (In millions, except per share)
                                                     (Unaudited)

 Revenues                                  $3,753.2               $1,998.5
 Gross Profit                               1,376.6                  615.4
 Operating Income                             301.8                   77.8
 Income Taxes                                  94.4                   20.0
 Earnings before extraordinary item and
   cumulative effect of accounting change     213.7                   48.7
 Extraordinary item                            (8.8)
 Cumulative effect of accounting change       (66.9)
 Net Earnings                                 138.0                   48.7
 Earnings (Loss) Per Share
   Earnings before extraordinary item and
     cumulative effect of accounting change    1.80                    .41
   Extraordinary item                          (.07)
   Cumulative effect of accounting change      (.57)
   Net earnings                                1.16                    .41
 --------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments with original maturities of three months or less.

                             Short-Term Investments
Short-term investments consist of instruments with original maturities in excess of three months and are carried at the lower of cost or market.

                                  Inventories
Inventories are generally determined using the lower of cost (first-in, first-out or average cost method) or net realizable value.

           Theatrical and Television Inventories, Revenues and Costs
Feature films are produced or acquired for distribution, normally, first in the theatrical market followed by videocassettes, pay cable, network television and syndicated television. On average, the length of the revenue cycle for feature films approximates four years. Theatrical revenues from domestic and foreign markets are recognized as films are exhibited, revenues from the sale of videocassettes are recognized upon delivery of the merchandise and revenues from all television sources are recognized upon contract execution and availability of the film for telecast.

Television series initially produced for the networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The more successful series are later syndicated in domestic markets and in certain foreign markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production. Revenues arising from television license agreements are recognized in the year that the films or television series are available for telecast and a contract has been executed.

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

The Company estimates that approximately 91% of unamortized film costs at March 31, 1994 will be amortized within the next three years.

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

                               Intangible Assets
Intangible assets primarily represent the excess of cost of purchased businesses over the value of their net underlying assets (goodwill) and are being amortized annually by the straight-line method over appropriate periods not exceeding forty years. Intangible assets are net of accumulated amortization of $277.9, $233.9 and $230.1 million at March 31, 1994, April 30, 1993 and October 31, 1992, respectively.

                            Deferred Costs and Other
Deferred costs and other includes certain pre-publication costs being amortized annually by the straight-line method or an accelerated basis over various periods, the majority of which is four years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                          NOTE B -- VIACOM INC. MERGER

Pursuant to an Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994 (as subsequently amended, the "Merger Agreement") between Viacom Inc. ("Viacom") and the Company, the Company will become a wholly owned subsidiary of Viacom at the effective time of a merger between the Company and
a subsidiary of Viacom (the "Viacom Merger").   A special meeting of the
Company's stockholders will be held on July 6, 1994 to act on the Viacom Merger. The approval of holders of a majority of all outstanding voting shares of both Viacom and the Company is required to approve the Viacom Merger. The approval by Viacom's stockholders is assured by means of a voting agreement between the Company and National Amusements, Inc., Viacom's parent corporation which is controlled by Sumner M. Redstone. The approval by the Company's stockholders is assured since Viacom now owns a majority of the outstanding shares of the Company's Common Stock.

On March 2, 1994, Viacom accepted for payment, pursuant to a tender offer (the "Viacom Offer"), 61,657,432 shares of the Company's Common Stock, constituting a majority of the shares outstanding, at a price of $107 per share in cash. Pursuant to the Merger Agreement, each share of the Company's Common Stock outstanding at the time of the Viacom Merger (other than shares held in the treasury of the Company or owned by Viacom and other than shares held by any stockholders of the Company who shall have demanded and perfected appraisal rights) will be converted into the right to receive (i) 0.93065 of a share of Viacom Class B Common Stock, (ii) $17.50 principal amount of 8% exchangeable subordinated debentures ("8% Debentures") of Viacom, (iii) 0.93065 of a contingent value right ("CVR"), (iv) 0.5 of a warrant to purchase one share of Class B Common Stock of Viacom at any time prior to the third anniversary of the Viacom Merger at a price of $60 per share, and (v) 0.3 of a warrant to purchase one share of Class B Common Stock at any time prior to the fifth anniversary of the Viacom Merger at a price of $70 per share. If a proposed merger between Blockbuster Entertainment Corporation and Viacom is not consummated prior to January 1, 1995, the 8% Debentures will be exchangeable, at Viacom's option, for 5% cumulative preferred stock of Viacom and the dividend payable on such preferred stock will be deemed to have accrued from the effective time of the Viacom Merger and there will be no obligation to make payments of interest on the 8% Debentures.

                           NOTE C -- ACQUISITION AND
                           DISPOSITION OF BUSINESSES

In May 1993, the Company purchased the remaining 80% it did not own of Canada's Wonderland, Inc. (CWI), later renamed Paramount Canada's Wonderland, Inc., a Canadian theme park, for approximately $52 million.

In September 1993, the Company purchased television station WKBD-TV (WKBD) in Detroit from Cox Enterprises Inc. for approximately $105 million.

In February 1994, the Company acquired Macmillan Publishing Company and certain other assets of Macmillan Inc.(Macmillan), a leading book publisher, for approximately $553 million.

The acquisitions have been accounted for as purchases and the financial statements include the results of their operations from the dates of acquistion.

The following table summarizes, on a pro forma basis, the combined results of operations as though CWI, WKBD and Macmillan had been acquired on November 1, 1992. It includes estimated amounts for a reduction of interest income due to the use of short-term investments for the acquistions, amortization of estimated intangible assets, an adjustment to depreciation expense an adjustment to conform WKBD's

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting policies related to the accrual of certain operating expenses to that of Paramount and an adjustment for income taxes, at the statutory rate. These pro forma results do not necessarily reflect the actual results of operations as they would have been had the acquistion taken place on that date, nor are they necessarily indicative of future results.



                                     Eleven Months          Six Months
                                    Ended March 31      Ended April 30
                                    --------------      --------------
                                              1994                1993
- - -----------------------------------------------------------------------------
                                           (In millions, except per share)
                                                     (Unaudited)

Revenues                                   $4,697.2            $2,035.1
Loss before cumualtive effect of
    accounting change                          (3.7)             (33.6)
Net loss                                       (3.7)            (100.5)
Loss per share
    Loss before cummualtive effect of
       accounting change                      (0.03)             (0.29)
    Net loss                                  (0.03)             (0.85)



The Company and BHC Communications, Inc., which is majority-owned by Chris-Craft Industries, Inc., are forming the Paramount Television Network which will provide prime-time television programming primarily to broadcast affiliates nationwide in competition with the three major networks and the Fox Broadcasting Network. The network is expected to begin operations in January 1995.

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

The acquisitions have been accounted for as purchases and the financial statements include the results of their operations from the dates of acquisition.

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


                                                     Year Ended October 31
                                         ---------------------------------
                                             1992                     1991
- - --------------------------------------------------------------------------
                                            (In millions, except per share)
                                                      (Unaudited)

 Revenues                                $4,464.1                 $4,203.5
 Earnings before extraordinary item         277.7                    133.2
 Net earnings                               268.9                    133.2
 Earnings per share
   Earnings before extraordinary item        2.34                     1.13
   Net earnings                              2.26                     1.13
 -------------------------------------------------------------------------

During the eleven months ended March 31, 1994, the six months ended April 30, 1993 and the years ended October 31, 1992 and 1991, the Company also acquired or sold certain other businesses. The contributions of these businesses in the aggregate were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis.

                        NOTE D -- OTHER INCOME (EXPENSE)

Other income (expense) for the eleven months ended March 31, 1994, includes a pre-tax charge of $27.2 million for costs incurred in the Company's merger with Viacom Inc., consisting principally of finance, legal, consulting and other fees, and an $18.8 million increase in reserves previously established for discontinued operations.

In addition, in the eleven months ended March 31, 1994, an unconsolidated affiliate of the Company sold an equity investment of which the Company recorded its appropriate share, amounting to a pre-tax gain of $11.0 million. Other income (expense) also includes foreign exchange gains (losses), minority interest and other.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOTE E -- EXTRAORDINARY ITEM

In September 1992, the Company redeemed $175 million of 9 3/4% senior debentures due 2016 for $1,061.25 per $1,000 principal amount. The premium paid by the Company and the write-off of related unamortized discount and issuance costs resulted in a loss of $8.8 million, net of an income tax benefit of $4.6 million.

                             NOTE F -- INVENTORIES

Inventories as described in Note A are stated as follows
(in millions):

                                        March 31      April 30    October 31
                                        --------      --------    ----------
                                            1994          1993          1992
- - ----------------------------------------------------------------------------
  Current
  Finished goods                        $  278.5      $  248.3        $230.1
  Work in process                           19.2          12.8          10.6
  Materials and supplies                    31.7          29.5          26.4
- - ----------------------------------------------------------------------------
                                           329.4         290.6         267.1
- - ----------------------------------------------------------------------------
  Theatrical and television productions
    Released                               226.0         176.9         169.1
    Completed, not released                 29.2          32.7          35.7
    In process and other                    46.3          61.8          75.9
- - ----------------------------------------------------------------------------
                                           301.5         271.4         280.7
- - ----------------------------------------------------------------------------
  Broadcast rights                          68.3          55.3          32.4
- - ----------------------------------------------------------------------------
    Total Current                          699.2         617.3         580.2
- - ----------------------------------------------------------------------------
  Noncurrent
  Theatrical and television productions
    Released                               130.4         155.3         103.9
    In process and other                   305.9         247.0         174.8
- - ----------------------------------------------------------------------------
                                           436.3         402.3         278.7
- - ----------------------------------------------------------------------------
  Broadcast rights                         136.8         107.0         104.4
- - ----------------------------------------------------------------------------
    Total Noncurrent                       573.1         509.3         383.1
- - ----------------------------------------------------------------------------
    Total                               $1,272.3      $1,126.6        $963.3
- - ----------------------------------------------------------------------------


                            NOTE G -- INVESTMENT IN
                              AFFILIATED COMPANIES

Investments in affiliated companies primarily include the Company's interest in USA Networks, national advertiser-supported basic cable television networks (50% owned -- see paragraph 4 on page 2 for additional information); Cinamerica, a domestic motion picture theater operation (50% owned); United Cinemas International Multiplex B.V., engaged in theatrical exhibition of motion pictures in the United Kingdom, Ireland, Germany and Spain (49% owned); Cinema International Corporation N.V., which owns motion picture screens in six countries (49% owned); and as of August 1992, Canada's Wonderland, Inc., a Canadian theme park (20% owned). In May 1993, the Company purchased the remaining 80% it did not own of Canada's Wonderland, Inc., later renamed Paramount Canada's Wonderland, Inc.

Summarized financial information for the above companies is as follows (in millions):



                 Eleven Months Ended       Six Months Ended                             Year Ended
                      or at March 31         or at April 30                       or at October 31
                 -------------------       ----------------               ------------------------
                                1994                   1993               1992                1991
  ------------------------------------------------------------------------------------------------
  Revenues                    $695.1                 $372.6             $783.2              $683.0
  Gross profit                 152.8                  129.0              321.6               226.3
  Net earnings (loss)          (26.1)                  36.2               83.2                74.4
  Current assets              $348.4                 $326.7             $337.8
  Noncurrent assets            819.5                  855.8              934.2
  Current liabilities          313.9                  223.7              248.8
  Noncurrent liabilities       437.9                  493.4              595.4
  ----------------------------------------------------------------------------------------------

Included in the operating income of the Company's Entertainment operations are equity in earnings (loss) for the above affiliated companies of $(3.9), $24.0, $58.7 and $47.6 million, respectively, for the eleven months ended March 31, 1994, the six months ended April 30, 1993 and the years ended October 31, 1992 and 1991. Dividends received from these affiliated companies were $14.8, $7.8, $22.0 and $32.5 million, respectively, for the eleven months ended March 31, 1994, the six months ended April 30, 1993 and the years ended October 31, 1992 and 1991.

Included in consolidated retained earnings at March 31, 1994 is $134.2 million of undistributed earnings of affiliates.

                            NOTE H -- LONG-TERM DEBT

Long-term debt includes (in millions):


                                        March 31      April 30   October 31
                                        --------      --------   ----------
                                            1994          1993         1992
- - ---------------------------------------------------------------------------
  8 1/2% senior notes due 1996
    (prepaid July 1993)                                 $ 99.8       $ 99.8
  5 7/8% senior notes due 2000          $  149.4
  7 1/2% senior notes due 2002             246.6         246.3        246.0
  8 1/4% senior debentures due 2022        246.9         246.8        246.7
  7 1/2% senior debentures due 2023        149.5
  7% subordinated debentures due 2003,
    net of unamortized discount of
    $50.8 at March 31, 1994, $53.7
    at April 30, 1993 and $55.1 at
    October 31, 1992 (effective
    average interest rate of 10.8%)        180.6         177.7        176.3
  Revolving loan agreement borrowings       25.0
  Other notes and debentures due
    1994 to 1996 (effective average
    interest rate of 8.24%)                 12.1          12.2         12.2
  Obligations under capital leases          23.9          34.3         41.1
  -------------------------------------------------------------------------
                                         1,034.0         817.1        822.1
  Less current maturities                   35.6         109.8         10.0
  -------------------------------------------------------------------------
                                        $  998.4        $707.3       $812.1
  -------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt (including the present value of obligations under capital leases as set forth in Note K) during the five years ending March 31, 1999 are (in millions):

- - --------------------------------------------------------
 1995                                             $ 35.6
 1996                                               20.0
 1997                                                3.0
 1998                                                0.4
 1999                                                0.4
- - --------------------------------------------------------

The Company has complied with restrictions and limitations required under terms of various loan agreements.

At March 31, 1994 the Company had $125 million of unused revolving loan agreement facilities.


                            NOTE I -- CAPITAL STOCK

The authorized capital stock of the Company includes 75,000,000 shares of Preferred Stock, all of which are undesignated.

Each share of Common Stock outstanding has a related Common Stock purchase right which will become exercisable after a specified period of time only if a person or group acquires beneficial ownership of 15% or more of the outstanding Common Stock of the Company or announces or commences a tender or exchange offer that would result in the offeror acquiring 30% or more of the Company's Common Stock. Once exercisable, each right would entitle its registered holder to purchase one share of the Company's Common Stock at a price of $200 per share, subject to adjustment to prevent dilution. Upon the occurrence of certain events or transactions specified in the rights agreement, the rights holder is entitled to receive for $200 per right a number of shares of the Company's or an acquiring company's common stock having a market value equal to twice the right's exercise price. The rights may be redeemed by the Company for $.01 per right prior to the tenth day after a person or group acquires 15% or more of the outstanding Common Stock of the Company. The rights expire on September 30, 1998, unless redeemed earlier by the Company. On March 1, 1994 the rights were amended to permit consummation of the tender offer by Viacom Inc., without causing the rights to become exercisable. In addition, the rights have been amended to provide that the rights expire immediately prior to the merger between the Company and Viacom. See Note B.

Common Stock outstanding at March 31, 1994, does not include 18,975 shares reserved under the 1984 Stock Option Plan; 2,078,971 shares reserved under the 1989 Stock Option Plan; 5,750,000 shares reserved under the 1992 Stock Option Plan; and 3,102,224 shares reserved under the Long-Term Performance Plan.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions involving outstanding stock options under these plans were:

                                                Number of Common Shares                                   Option Price
                                     -----------------------------------------                 --------------------------------
                                     1973 Plan       1984 Plan       1989 Plan                   Per Share            Aggregate
 ------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  (in millions)
 Outstanding at October 31, 1990       100,000       4,243,191       1,717,305                  $7.75-$55.63             $223.7
 Granted                                                             2,967,650                  36.94- 42.13              119.9
 Issued                                (30,000)       (750,710)                                 11.80- 43.13              (24.1)
 Rescinded                                            (320,700)       (487,970)                 31.69- 55.00              (36.1)
 ------------------------------------------------------------------------------------------------------------------------------
 Outstanding at October 31, 1991        70,000       3,171,781       4,196,985                   7.75- 55.63              283.4
 Granted                                                               468,500                  37.50- 47.13               20.0
 Issued                                (40,000)       (295,198)       (221,183)                  7.75- 41.81              (20.1)
 Rescinded                                             (45,075)       (325,825)                 20.19- 55.00              (15.7)
 ------------------------------------------------------------------------------------------------------------------------------
 Outstanding at October 31, 1992        30,000       2,831,508       4,118,477                  13.94- 55.63              267.6
 Granted                                                               442,500                  44.19- 50.69               19.7
 Issued                                (30,000)       (703,091)       (309,099)                 13.94- 45.81              (27.8)
 Rescinded                                                (600)        (36,035)                 33.88- 55.00               (1.9)
 ------------------------------------------------------------------------------------------------------------------------------
 Outstanding at April 30, 1993          -0-          2,127,817       4,215,843                  15.25- 55.63              257.6
 Granted                                                               200,000                  51.56- 56.38               10.7
 Issued                                             (2,035,492)     (2,390,747)                 15.25- 55.00             (177.6)
 Rescinded                                             (73,350)       (520,759)                 20.19- 55.00              (23.2)
 ------------------------------------------------------------------------------------------------------------------------------
 Outstanding at March 31, 1994          -0-             18,975       1,504,337                  31.69- 56.38              $67.5
 ------------------------------------------------------------------------------------------------------------------------------
 Exercisable at
  October 31, 1992                      30,000       2,831,508       2,287,869
  April 30, 1993                        -0-          2,127,817       2,238,430
  March 31, 1994                        -0-             18,975         197,500
 Reserved for future grants at
  October 31, 1992                                                     660,340
  April 30, 1993                                                       253,875
  March 31, 1994                                                       574,634
 ------------------------------------------------------------------------------------------------------------------------------



No options have been granted under the 1992 Stock Option Plan, and at March 31, 1994, 5,750,000 shares were reserved for future grants under this plan.

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

During the six months ended April 30, 1993, 125,000 shares of Common Stock of the Company were granted to certain key employees subject to restrictions which will lapse on certain dates through February 1997. The average market price of these shares on the dates on which they were granted ranged from $43.06 to $44.19. During the six months ended April 30, 1993 and the year ended October 31, 1991, 50,000 and 292,000, respectively, of previously granted shares were rescinded. At March 31, 1994, the unvested portion of previously granted shares totaling $1.7 million is included as a reduction of stockholders' equity. Compensation expense is recorded over the period during which services are performed.

During the eleven months ended March 31, 1994, the six months ended April 30, 1993 and the year ended October 31, 1992, 27,794, 61,094 and 64,205 shares, respectively, of Common Stock of the Company were granted to employees at an average market price of $80.81, $43.50 and $37.63 under the terms of the Company's Long-Term Performance Plan. At March 31, 1994, April 30, 1993 and October 31, 1992, there were 3,102,224, 3,130,018 and 3,191,112 shares, respectively, of Common Stock reserved for future grants under this plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              NOTE J--INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities were as follows (in millions):

                                      March 31         April 30      October 31
                                      --------         --------      ----------
                                          1994             1993            1992
- - -------------------------------------------------------------------------------
Deferred tax assets:
  Costs of motion picture and
    television production               $ 92.9           $ 89.2          $ 75.0
  Employee compensation and other
    payroll related expenses              34.1             44.5            60.7
  Provisions for real estate
    write-down, relocation and
    publishing charges                    99.3             40.5            24.8
  Sales returns and allowances            64.4             46.4            45.8
  Discontinued operations                 37.1             34.2            29.0
  Postretirement benefit obligation       35.5             34.5
  Preacquisition net operating loss
    carryforwards of subsidiaries
    and other                             31.9             50.0            60.3
  Net operating loss carry forward        87.0
  Other                                   93.6             32.1            42.0
- - -------------------------------------------------------------------------------
                                         575.8            371.4           337.6
  Valuation allowance for deferred
    tax assets                           (31.9)           (50.0)          (60.3)
- - --------------------------------------------------------------------------------
    Total deferred tax assets            543.9            321.4           277.3
- - -------------------------------------------------------------------------------
Deferred tax liabilities:
  Income on motion picture and
    television production                 (2.6)           (12.4)          (13.1)
  Expenses related to renovation
    project                               (9.5)            (9.2)           (9.2)
  Self insurance                         (20.2)           (10.5)           (3.1)
  Deferred seasonal expenses             (44.0)           (41.9)          (26.8)
  Other                                   (5.9)           (18.4)          (17.9)
- - -------------------------------------------------------------------------------
    Total deferred tax liabilities       (82.2)           (92.4)          (70.1)
- - -------------------------------------------------------------------------------
    Net deferred tax assets             $461.7           $229.0          $207.2
- - -------------------------------------------------------------------------------

The net deferred tax assets at March 31, 1994 consist of $268.9 million classified in current assets and $192.8 million classified as noncurrent assets. At March 31, 1994, the Company has net operating loss carryforwards of $339.9 million which begin to expire in 1996, $91.0 million of which relates to acquired net operating losses subject to limitations, for which a full valuation has been established .

Provision (benefit) for income taxes includes (in millions):

                     Eleven Months           Six Months       Year Ended
                    Ended March 31       Ended April 30       October 31
                    --------------       --------------   --------------
                              1994                 1993     1992    1991
- - ------------------------------------------------------------------------
Current
 Federal                   $  97.5               $(54.1)  $ 62.4  $ 26.1
 Foreign                      46.6                 16.1     55.1    47.5
 State and other              10.1                  1.4      8.8    16.0
- - ------------------------------------------------------------------------
                             154.2                (36.6)   126.3    89.6
- - ------------------------------------------------------------------------
Deferred
 Federal                    (158.6)                27.7      4.0   (28.0)
 Foreign                       7.5                  1.2     (7.2)   (4.2)
 State and other                                                    (5.3)
- - ------------------------------------------------------------------------
                            (151.1)                28.9     (3.2)  (37.5)
- - ------------------------------------------------------------------------
                           $   3.1               $ (7.7)  $123.1  $ 52.1
- - ------------------------------------------------------------------------

The components of earnings (loss) before income taxes were as follows (in millions):

             Eleven Months            Six Months               Year Ended
            Ended March 31        Ended April 30               October 31
            --------------        --------------        -----------------
                      1994                  1993           1992      1991
- - -------------------------------------------------------------------------
Domestic           $(132.4)               $(47.8)        $301.8    $ 68.0
Foreign              141.2                  31.0           95.5     111.7
- - -------------------------------------------------------------------------
                   $   8.8                $(16.8)        $397.3    $179.7
- - -------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation between the provision (benefit) for income taxes computed by applying the statutory Federal income tax rate to earnings (loss) before income taxes and the actual provision (benefit) for income taxes is as follows (in millions):

                                            Eleven Months               Six Months              Year Ended
                                           Ended March 31           Ended April 30              October 31
                                           --------------           --------------         ---------------
                                                     1994                     1993           1992     1991
- - ----------------------------------------------------------------------------------------------------------
Provision (benefit)
  for income taxes
  at statutory rate                                $  3.1                    $(5.7)        $135.1   $ 61.1
Increase (decrease) in
  taxes arising from
  effect of
     Income (principally
       foreign) taxed at lower rates                (17.1)                    (1.2)         (13.4)   (19.6)
     Amortization of
       intangible assets                             13.6                      1.3           13.1      8.8
     U. S. state and local
       income taxes                                   6.6                      1.0            5.3      7.0
     Tax exempt interest                                                                              (5.4)
     Restoration of reserves
       no longer required                                                     (3.9)         (21.4)
     Statutory rate change                           (5.9)
     Other                                            2.8                      0.8            4.4      0.2
- - ----------------------------------------------------------------------------------------------------------
Provision (benefit) for
  income taxes                                     $  3.1                    $(7.7)        $123.1   $ 52.1
- - ----------------------------------------------------------------------------------------------------------
Effective tax rate                                   35.2%                    45.8%          31.0%    29.0%
- - ----------------------------------------------------------------------------------------------------------

Total income tax payments were $116.2, $59.6, $120.0 and $103.8 million, respectively, for the eleven months ended March 31, 1994, the six months ended April 30, 1993 and the years ended October 31, 1992 and 1991. The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated Federal income tax return, that could be subject to additional income taxes if remitted, was approximately $771 million at March 31, 1994. No provision has been made for taxes that could result from the remittance of such undistributed earnings since the Company intends to reinvest these earnings indefinitely; determination of the related unrecognized deferred U.S. income tax liability is not practicable.

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

                    NOTE K -- COMMITMENTS AND CONTINGENCIES

                                     Leases

Total rental expense was $89.9, $45.7, $87.0 and $80.0 million, respectively, for the eleven months ended March 31, 1994, the six months ended April 30, 1993 and the years ended October 31, 1992 and 1991.

At March 31, 1994, the minimum lease payments under capital leases and noncancellable operating leases were as follows (in millions):

                                                Year Ending March 31
                                                ---------------------
                                                 Capital   Operating
                                                  Leases      Leases
- - --------------------------------------------------------------------
1995                                               $13.5       $73.9
1996                                                 9.4        57.3
1997                                                 3.6        50.0
1998                                                 0.8        44.1
1999                                                 0.7        41.2
Thereafter                                           4.2       452.1
- - --------------------------------------------------------------------
  Total minimum lease payments                      32.2      $718.6
- - --------------------------------------------------------------------
  Less amounts representing interest                 8.3
- - --------------------------------------------------------------------
Present value of net minimum lease payments        $23.9
- - --------------------------------------------------------------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of net periodic pension cost for the Company's plans were as follows (in millions):

                        Eleven Months              Six Months                   Year Ended
                       Ended March 31          Ended April 30                   October 31
                       --------------          --------------              ---------------
                                 1994                    1993                1992     1991
- - ------------------------------------------------------------------------------------------
Service cost-benefits
  earned                       $ 20.7                  $  9.2              $ 18.1   $ 17.2
Interest cost on projected
  benefit obligation             32.6                    18.9                34.1     32.4
Less return on plan assets      (41.6)                  (25.2)              (41.2)   (59.4)
Net amortization
  and deferral                    1.8                     3.9                 1.9     19.7
- - ------------------------------------------------------------------------------------------
Net periodic pension cost      $ 13.5                     6.8              $ 12.9   $  9.9
- - ------------------------------------------------------------------------------------------

In addition, the Company had other pension expense for the eleven months ended March 31, 1994, the six months ended April 30, 1993 and the years ended October 31, 1992 and 1991 of $10.1, $5.0, $9.2 and $9.2 million, respectively, primarily related to multiemployer pension plans.

The funded status and amounts recognized in the Company's consolidated balance sheet for its domestic and non-U.S. plans is as follows (in millions):

                                                           March 31                 April 30               October 31
                                                           --------                 --------               ----------
                                                               1994                     1993                     1992
- - ---------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit
  obligation
    Vested                                                   $418.4                   $345.8                   $325.6
    Nonvested                                                  23.5                     19.4                     17.8
- - ---------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                441.9                    365.2                    343.4
Effect of projected future salary
  increases                                                    71.1                     57.1                     55.8
- - ---------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                  513.0                    422.3                    399.2
Plan assets at fair value                                     471.9                    453.0                    432.1
- - ---------------------------------------------------------------------------------------------------------------------
Plan assets in excess of or (less than)
  projected benefit obligation                                (41.1)                    30.7                     32.9
Unrecognized net (gain) loss                                   21.8                    (34.9)                   (30.2)
Unrecognized prior service cost                                (7.1)                    (8.2)                    (9.7)
Unrecognized net asset at date
  of adoption of SFAS No. 87                                   (7.5)                    (9.0)                    (9.7)
- - ---------------------------------------------------------------------------------------------------------------------
Net pension liability                                        $(33.9)                  $(21.4)                  $(16.7)
- - ---------------------------------------------------------------------------------------------------------------------

Plan assets consist primarily of marketable equity and fixed income securities and the Company's Common Stock. At April 30, 1993 and October 31, 1992, the Company's plans owned 932,076 shares of the Company's Common Stock with an aggregate market value of $48.5 and $39.3 million, respectively. During the eleven months ended March 31, 1994, all shares of the Company's Common Stock owned by the Company's plans were sold, resulting in net proceeds of $74.2 million.

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the Company's plans were 7.5% and 5.0%, respectively, for the eleven months ended March 31, 1994, and 8.5% and 6.0%, respectively, for the
six months ended April 30, 1993 and the year ended October 31, 1992.   The
expected long-term rate of return on assets used for the majority of the Company's plans was 10.0% for the eleven months ended March 31, 1994, the six months ended April 30, 1993 and the years ended October 31, 1992 and 1991.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of the amounts recognized in the Company's consolidated balance sheet are as follows (in millions):

                                        March 31              April 30              November 1
                                        --------              --------              ----------
                                            1994                  1993                    1992
- - ----------------------------------------------------------------------------------------------
Accumulated postretirement benefit
 obligation attributable to:
    Current retirees                      $ 50.8                $ 51.7                  $ 49.2
    Fully eligible active plan
      participants                          20.0                  20.2                    19.2
    Other active plan participants          34.2                  34.7                    33.0
    Unrecognized net gain                    9.4
- - ----------------------------------------------------------------------------------------------
    Accumulated postretirement
      benefit obligation                  $114.4                $106.6                  $101.4
- - ----------------------------------------------------------------------------------------------

The components of net periodic postretirement benefit cost for the eleven months ended March 31, 1994 and the six months ended April 30, 1993, are as follows (in millions):

                                               Eleven Months                        Six Months
                                              Ended March 31                    Ended April 30
                                              --------------                    --------------
                                                        1994                              1993
- - ----------------------------------------------------------------------------------------------
Service cost-benefits earned                           $ 4.2                              $2.4
Interest cost on accumulated
  postretirement benefit obligation                      6.5                               4.2
- - ----------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost               $10.7                              $6.6
- - ----------------------------------------------------------------------------------------------

The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for the eleven months ended March 31, 1994 and 8.5% for the six months ended April 30, 1993. At March 31, 1994, the assumed weighted average health care cost trend rates to be used in measuring the accumulated postretirement benefit obligation for 1995 are 11% for retirees age 65 and over
and 13% for retirees under age 65.   Both rates are assumed to decrease
gradually each year to 5.5% in 2011 and thereafter. A one percentage point increase in each year of these health care cost trend rates would increase the accumulated postretirement benefit obligation at March 31, 1994 by $19.2 million, and increase the sum of the service and interest cost components of net periodic postretirement benefit cost by $2.3 million.

In addition, the Company contributes to multiemployer plans which provide health and welfare benefits to active as well as retired employees. The cost of these benefits for the eleven months ended March 31, 1994 and the six months
ended   April 30, 1993, was $12.7 and $5.6 million, respectively.

                                  Commitments

At March 31, 1994, the Company is obligated to make future payments for various feature films, syndicated programs, sports events and other programming totaling approximately $367 million. This amount includes $285 million related to Madison Square Garden Network's agreement to televise New York Yankees baseball games through the year 2000. These commitments had a fair value of approximately $295 million at March 31, 1994.

                               Legal Proceedings

The Company is a defendant in various lawsuits wherein substantial amounts are claimed. In the opinion of counsel, these suits should not result in judgments that in the aggregate would have a material adverse effect on the Company's financial statements.

                       NOTE L -- SUPPLEMENTAL INFORMATION

Trade receivables are net of allowance for doubtful accounts of $47.9, $64.1 and $65.5 million at March 31, 1994, April 30, 1993 and October 31, 1992, respectively.

Prepaid expenses and other includes royalties advances of $171.4, $182.8 and $161.6 million in addition to deferred theatrical advertising and print costs of $149.8, $89.9 and $95.3 million at March 31, 1994, April 30, 1993 and
October 31, 1992, respectively.

The details of accrued expenses and other are as follows (in millions):

                                               March 31                  April 30                October 31
                                               --------                  --------                ----------
                                                   1994                      1993                      1992
- - -----------------------------------------------------------------------------------------------------------
Participations payable and accrued
  syndication expenses                        $   419.8                  $  334.6                  $  363.0
Deferred television contracts income               99.7                      90.6                      86.9
Accrued compensation and other
  employee benefit related items                  174.9                     114.7                     140.6
Reverse repurchase liability                                                 75.1                      50.1
Other                                             790.0                     513.4                     473.5
- - -----------------------------------------------------------------------------------------------------------
                                               $1,484.4                  $1,128.4                  $1,114.1
- - -----------------------------------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred liabilities includes participations payable and deferred syndication expenses of $144.5, $193.7 and $189.2 million, at March 31, 1994, April 30, 1993 and October 31, 1992, respectively.

The details of interest and other investment income (expense) -- net are as follows (in millions):

                                    Eleven Months                     Six Months                    Year Ended
                                   Ended March 31                 Ended April 30                    October 31
                                   --------------                 --------------         ---------------------
                                             1994                           1993             1992         1991
- - --------------------------------------------------------------------------------------------------------------
Interest expense
  Interest on
    indebtedness
    and other                             $(105.8)                        $(44.9)         $(104.1)     $(108.6)
  Imputed interest
    on long-term
    liabilities                              (8.6)                          (5.8)           (14.7)       (14.6)
  Less capitalized
    interest                                  6.7                            2.8              5.0         11.2
- - --------------------------------------------------------------------------------------------------------------
                                           (107.7)                         (47.9)          (113.8)      (112.0)
- - --------------------------------------------------------------------------------------------------------------

Interest and other
  investment income
    Interest and other
      income on
      investments                            35.7                           28.6             88.4        106.9
    Imputed interest
      on long-term
      receivables                            25.7                           16.3             33.2         26.9
- - --------------------------------------------------------------------------------------------------------------
                                             61.4                           44.9            121.6        133.8
- - --------------------------------------------------------------------------------------------------------------
                                          $ (46.3)                        $ (3.0)         $   7.8      $  21.8
- - --------------------------------------------------------------------------------------------------------------

Imputed interest relates principally to network and syndication licenses of motion picture and television products. Capitalized interest relates to projects under construction and theatrical and television productions in process. Interest paid on borrowings was $84.6, $40.8, $91.0 and $99.5 million, respectively, for the eleven months ended March 31, 1994, the six months ended April 30, 1993 and the years ended October 31, 1992 and 1991.

                         NOTE M --FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" in the six months ended April 30, 1993. This statement requires disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.

The Company has used various methods and assumptions to estimate the fair value of its financial instruments at March 31, 1994 and April 30, 1993. For cash and cash equivalents, the carrying amount approximates fair value because of the short maturities of these instruments. Quoted market prices or dealer quotes for the same or similar instrument were used for short-term investments and the majority of long-term debt. Other techniques, such as estimated cash flows and termination cost have been used to estimate the fair value of the remaining financial instruments. These values represent a general approximation of possible value and may not be indicative of the amounts that could be realized in a current market exchange.

The carrying amounts and fair values of the Company's recorded financial instruments at March 31, 1994 and April 30, 1993 are as follows (in millions):

                                                   March 31, 1994             April 30, 1993
                                             --------------------          -----------------
                                             Carrying        Fair          Carrying     Fair
                                               Amount       Value            Amount    Value
- - --------------------------------------------------------------------------------------------
Cash and cash equivalents                     $ 239.3      $239.3            $372.6   $372.6
Short-term investments                           67.3        67.3             569.7    577.4
Long-term debt
  (including current
  maturities) (1)                             1,010.1       959.8             782.8    859.8
Reverse repurchase liability                    -0-          -0-               75.1     75.1
- - --------------------------------------------------------------------------------------------

(1)  Excludes obligations under capital leases classified as long-term debt.

Periodically, the Company enters into interest rate swap agreements. These agreements generally allow the Company to exchange fixed rates for variable rates without the exchange of cash with respect to the underlying principal amounts. Net interest payments or receipts, which were not material, are recorded as adjustments to interest expense. At March 31, 1994, the fair market value of the Company's interest rate swaps was a net payable position of approximately $25 million. The Company has established reserves for this diminution in value. The fair value of interest rate swaps at April 30, 1993 was not material.

The Company has guaranteed third party securities and commitments relating primarily to joint venture obligations, theater leases and standby letters of credit totaling approximately $343 and $320 million at March 31, 1994 and April 30, 1993, respectively. These guarantees had a fair value of $314 and $293 million at March 31, 1994 and April 30, 1993, respectively.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               NOTE N -- FINANCIAL REPORTING BY BUSINESS SEGMENTS

A summary description of the Company's business segments and their respective Revenues and Operating Income (Loss) for the eleven months ended March 31, 1994 and 1993, the six months ended April 30, 1993 and 1992 and the years ended October 31, 1992 and 1991 is presented on page F-6.

Depreciation, capital expenditures and identifiable assets were as follows (in millions):

                                                      Depreciation                       Capital Expenditures (1)
                         ------------------------------------------------------   -------------------------------
                          Eleven Months       Six Months                           Eleven Months       Six Months
                         Ended March 31   Ended April 30   Year Ended October 31  Ended March 31   Ended April 30
                         --------------   --------------   ---------------------  --------------   --------------
                                   1994             1993       1992         1991            1994             1993
- - -----------------------------------------------------------------------------------------------------------------
Business Segments
   Entertainment                  $69.9            $24.6      $49.0        $38.1          $119.0            $46.0
   Publishing                      21.3             11.6       20.9         19.1            26.6              8.7
- - -----------------------------------------------------------------------------------------------------------------
     Total                         91.2             36.2       69.9         57.2           145.6             54.7
   Corporate and Other
     Non-Segment Items              1.8              0.9        1.8          1.9             2.6              1.2
- - -----------------------------------------------------------------------------------------------------------------
                                  $93.0            $37.1      $71.7        $59.1          $148.2            $55.9
- - -----------------------------------------------------------------------------------------------------------------

                          Capital Expenditures (1)
                        ---------------------------
                              Year Ended October 31
                        ---------------------------
                              1992             1991
- - ---------------------------------------------------
Business Segments
   Entertainment             $94.3           $146.6
   Publishing                 24.6             25.8
- - ---------------------------------------------------
     Total                   118.9            172.4
   Corporate and Other
     Non-Segment Items         1.1              0.5
- - ---------------------------------------------------
                            $120.0           $172.9
- - ---------------------------------------------------


                                            Identifiable Assets
                                  --------------------------------------
                                  March 31  April 30          October 31
                                  --------  --------   -----------------
                                      1994      1993      1992      1991
 -----------------------------------------------------------------------
 Business Segments
   Entertainment                  $3,792.9   3,377.8  $3,221.9   2,493.7

   Publishing                      2,886.4   2,321.3   2,396.5   2,226.4
- - ------------------------------------------------------------------------
     Total                         6,679.3   5,699.1   5,618.4   4,720.1
 Corporate and Other
   Non-Segment Items                 928.7   1,175.7   1,438.6   1,934.6
- - ------------------------------------------------------------------------
                                  $7,608.0   6,874.8  $7,057.0   6,654.7
- - ------------------------------------------------------------------------

- - ----------------
(1)  Including capitalized leases.

Identifiable assets are those which can be directly identified or associated with the segments. Corporate and other non-segment items principally include cash and cash equivalents, short-term investments, notes receivable, prepaid income taxes and corporate property and equipment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    NOTE O -- QUARTERLY RESULTS (UNAUDITED)

The following summarizes the quarterly operating results of the Company for the eleven months ended March 31, 1994, the six months ended April 30, 1993 and the year ended October 31, 1992 (in millions, except per share):

                                                                                     Earnings (Loss) Per Share
                                                                                     -------------------------
                                                                           Earnings                 Earnings
                                                                      (Loss) Before            (Loss) Before
                                                                      Extraordinary            Extraordinary
                                                                           Item and                 Item and
                                                                         Cumulative               Cumulative
                                               Operating      Earnings    Effect of          Net   Effect of         Net
                                       Cost of    Income (Loss) Before   Accounting     Earnings  Accounting    Earnings
 Quarter Ended            Revenues  Goods Sold    (Loss)  Income Taxes       Change       (Loss)      Change      (Loss)
- - ------------------------------------------------------------------------------------------------------------------------
 ELEVEN MONTHS ENDED
   MARCH 31, 1994
   July 31, 1993          $1,351.7    $  842.4   $ 190.6       $ 185.2      $ 120.4      $ 120.4      $ 1.01      $ 1.01
   October 31, 1993        1,391.8       918.4     159.7         148.9         96.8         96.8         .80         .80
   January 31, 1994        1,013.5       784.2     (52.3)        (56.3)       (36.6)       (36.6)       (.31)       (.31)
   Two Months
     Ended March 31, 1994    676.5       634.3    (197.2)       (269.0)      (174.9)      (174.9)      (1.45)      (1.45)
- - -------------------------------------------------------------------------------------------------------------------------
                          $4,433.5    $3,179.3   $ 100.8       $   8.8      $   5.7         $5.7      $  .05      $  .05
- - ------------------------------------------------------------------------------------------------------------------------
 SIX MONTHS ENDED
   APRIL 30, 1993
   January 31, 1993       $  943.7    $  648.8      $1.8       $  (1.2)     $   0.1      $ (66.8)     $  -0-      $ (.57)
   April 30, 1993            954.4       638.0     (11.9)        (15.6)        (9.2)        (9.2)       (.08)       (.08)
- - -------------------------------------------------------------------------------------------------------------------------
                          $1,898.1    $1,286.8   $ (10.1)      $ (16.8)     $ ( 9.1)     $ (76.0)     $ (.08)     $ (.65)
- - -------------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,
     1992
   January 31, 1992       $1,070.6    $  761.4   $  27.6       $  27.1      $  19.4      $  19.4      $  .16      $  .16
   April 30, 1992            927.9       621.7      50.2          41.6         29.3         29.3         .25         .25
   July 31, 1992           1,063.9       629.2     156.9         166.6        114.3        114.3         .96         .96
   October 31, 1992        1,202.5       727.5     161.4         162.0        111.2        102.4         .94         .86
- - ------------------------------------------------------------------------------------------------------------------------
                          $4,264.9    $2,739.8   $ 396.1       $ 397.3      $ 274.2      $ 265.4      $ 2.31      $ 2.23
- - ------------------------------------------------------------------------------------------------------------------------



During the two months ended March 31, 1994, the Company recorded a $84.3 million and $22.3 million charge, respectively, against Publishing's operating income and Corporate Expenses. For further details related to these charges, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the two months ended March 31, 1994, the Company recorded a charge of $27.2 million and $18.8 million, respectively, for costs incurred in the Company's merger with Viacom Inc. and to provide for additional costs applicable to operations previously discontinued. The Company also recorded a charge of approximately $20 million to adjust certain interest rate swaps to current fair market value. In addition, the Company recorded a gain of $11.0 million from its share of an equity investment that was sold by an unconsolidated affiliate of the Company (see Note D).

                                EXHIBIT INDEX


 Exhibits No.                              Description                                         Page
 ------------                              -----------                                         ----
(3)(a)                       Restated Certificate of Incorporation and
                               Amendments thereto (Incorporated by reference).

(3)(b)                       Amended and restated By-laws.....................

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

(10)(i)(a)                   Amended and Restated Agreement and Plan of
                               Merger, dated as of February 4, 1994, as further amended as of May 26, 1994, among Paramount
                               Communications Inc., Viacom Inc. and Viacom Sub
                               Inc., a wholly owned subsidiary of Viacom
                               (Incorporated by reference).

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


+(10)(iii)(A)(3)             Amended and restated agreement, dated as of
                               November 17, 1987 and restated as of June 23, 1989,
                               between Paramount Communications and Ronald L.
                               Nelson (Incorporated by reference).

+(10)(iii)(A)(4)             Amendment, dated as of December 21, 1992, to the
                               amended and restated agreement, dated as of
                               November 17, 1987 and restated as of June 23, 1989,
                               between Paramount Communications and Ronald L.
                               Nelson (Incorporated by reference).

+(10)(iii)(A)(5)             Agreement, dated as of January 12, 1993, between
                               Paramount Communications and Ronald L. Nelson
                               (Incorporated by reference).

+(10)(iii)(A)(6)             Amendment dated as of February 11, 1994, to the
                               Agreement dated as of January 12, 1993 between
                               Paramount Communications and Ronald L. Nelson
                               (Incorporated by reference).

+(10)(iii)(A)(7)             Amended and restated agreement, dated as of
                               October 1, 1985 and restated as of June 23, 1989,
                               between Paramount Communications and Donald Oresman
                               (Incorporated by reference).


    Exhibits No.                          Description                                         Page
    ------------                          -----------                                         ----

+(10)(iii)(A)(8)             Amendment dated as of February 11, 1994, to the
                               Amended and Restated Agreement dated as of October
                               1, 1985 and restated as of June 23, 1989 between
                               Paramount Communications and Donald Oresman
                               (Incorporated by reference).

+(10)(iii)(A)(9)             Agreement, dated as of September 10, 1992,
                               between Paramount Communications and Rudolph L.
                               Hertlein (Incorporated by reference).

+(10)(iii)(A)(10)            Agreement, dated as of June 2, 1989, between
                               Paramount Communications and Lawrence E. Levinson
                               (Incorporated by reference).

+(10)(iii)(A)(11)            Agreement, dated April 5, 1993, between
                               Paramount Communications and Robert Greenberg
                               (Incorporated by reference).

+(10)(iii)(A)(12)            1992 Stock Option Plan (the "1992 Plan")
                               (Incorporated by reference).

+(10)(iii)(A)(13)            1989 Stock Option Plan, as amended (the "1989
                               Plan") (Incorporated by reference).

+(10)(iii)(A)(13)(a)         Form  of  Stock Option Agreement pursuant to the
                               1989 Plan--Incentive Stock Option (Incorporated by
                               reference).

+(10)(iii)(A)(13)(b)         Form of Stock Option Agreement pursuant to the
                               1989 Plan--Nonqualified Stock Option (Incorporated
                               by reference).

+(10)(iii)(A)(14)            1984 Stock Option Plan, as amended (the "1984
                               Plan") (Incorporated by reference).

+(10)(iii)(A)(14)(a)         Form  of Stock Option Agreement pursuant to the
                               1984 Plan--Incentive Stock Option (Incorporated by
                               reference).

+(10)(iii)(A)(14)(b)         Form  of Stock Option Agreement pursuant to the
                               1984 Plan--Incentive Stock Option with a Stock
                               Appreciation Right (Incorporated by reference).

+(10)(iii)(A)(14)(c)         Form of Stock Option Agreement pursuant to the
                               1984 Plan--Nonqualified Stock Option (Incorporated
                               by reference).

+(10)(iii)(A)(14)(d)         Form of Stock Option Agreement pursuant to the
                               1984 Plan--Nonqualified Stock Option with a Stock
                               Appreciation Right (Incorporated by reference).

+(10)(iii)(A)(15)            1973 Key Employees Stock Purchase Plan
                               (Incorporated by reference).

+(10)(iii)(A)(16)            Amended and Restated Supplemental Executive
                               Retirement Plan (Incorporated by reference).

+(10)(iii)(A)(17)            Deferred Compensation Plan for Board of
                               Directors (Incorporated by reference).

    Exhibits No.                          Description                                         Page
    ------------                          -----------                                         ----
+(10)(iii)(A)(18)            Long-Term Performance Plan, as amended
                               (Incorporated by reference).

+(10)(iii)(A)(19)            Corporate Annual Performance Plan, as amended
                               (Incorporated by reference).

+(10)(iii)(A)(20)            Retirement Plan for non-employee directors
                               (Incorporated by reference).

+(10)(iii)(A)(21)            Non-qualified retirement plan (Incorporated by
                               reference).

 (11)                        Computation of Earnings (Loss) per Share . . . . .

 (21)                        List of Subsidiaries . . . . . . . . . . . . . . .

 (23)(a)                     Consent of Ernst & Young . . . . . . . . . . . . .

 (23)(b)                     Consent of Price Waterhouse  . . . . . . . . . . .

 (24)                        Powers of Attorney . . . . . . . . . . . . . . . .


- - ---------
+ This exhibit constitutes a management contract or compensatory plan or arrangement.