Form 10-K/A
period 1994-03-31
PARAMOUNT COMMUNICATIONS INC /DE/
filed 1994-07-29
CIK 44482

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004
                              --------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
           (Mark One)
         /   /   Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                                             Name of each exchange
             Title of each class                                              on which registered
             -------------------                                              -------------------
   Common Stock, $1 par value (2)                         )
   7% Subordinated Debentures, Series A due 2003          )
   7% Subordinated Debentures, Series B due 2003          )              New York Stock Exchange
   Common Stock Purchase Rights (2)                       )

                              --------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.   Yes  / X /  .   No  /   /  .
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. /    /
         The registrant became a wholly owned subsidiary of Viacom Inc. on July 7, 1994.

- -------------
(1)      The registrant  has changed its fiscal year end from April 30 to March
         31. This transition report is for the eleven months ended March 31,
         1994.
(2)      The registrant has filed for delisting of these classes on the New
         York Stock Exchange.
================================================================================

                         PARAMOUNT COMMUNICATIONS INC.




The registrant hereby amends the cover page and the following items, financial statements, exhibits or other portions of its Transition Report on Form 10-K for the eleven months ended March 31, 1994, as set forth in the pages attached hereto:

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8-K.

                                                                                                      Page
                                                                                                      ----
(a)   1.  Financial Statements Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

      2.  The following financial information is submitted herewith:
                    Schedules for the eleven months ended or at March 31, 1994, the six months ended or at April 30, 1993 and the years ended or at October 31, 1992 and 1991:

          Reports of Independent Accountants/Auditors . . . . . . . . . . . . . . . . . . . . . .        4

          Schedule II    --    Amounts Receivable from Related Parties and Underwriters,
                                  Promoters, and Employees Other Than Related Parties   . . . . .        6

          Schedule VII   --    Guarantees of Securities of Other Issuers  . . . . . . . . . . . .       14

          Schedule VIII  --    Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . .       15

          Schedule IX    --    Short-Term Borrowings  . . . . . . . . . . . . . . . . . . . . . .       16

          Schedule X     --    Supplementary Income Statement Information   . . . . . . . . . . .       17

          Schedules other than those listed above are omitted for the reason that they are not required or are not  applicable, or the required information is included in the financial statements or in the notes to financial statements or is not significant.

      3.  Exhibits Index          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

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

                                                 PARAMOUNT  COMMUNICATIONS INC.


Date:  July 29, 1994                              By /s/:       GEORGE S. SMITH, JR.
                                                     -----------------------------------
                                                               GEORGE S. SMITH JR.
                                                              Senior Vice President
                                                           and Chief Financial Officer

                         PARAMOUNT COMMUNICATIONS INC.

                           FINANCIAL STATEMENTS INDEX



                 Reports of Independent Accountants/Auditors

                 Selected Financial Data

                 Consolidated Statement of Earnings

                 Financial Reporting by Business Segments --
                   Revenues and Operating Income (Loss)

                 Management's Discussion and Analysis

                 Consolidated Balance Sheet

                 Consolidated Statement of Changes in
                   Stockholders' Equity

                 Consolidated Statement of Cash Flows

                 Notes to Consolidated Financial Statements


The above listed consolidated financial statements and accompanying footnotes were previously filed as part of this transition report on Form 10-K for the eleven months ended March 31, 1994.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES



Stockholders and Board of Directors
Paramount Communications Inc.

    Our audit of the consolidated financial statements referred to in our report dated June 3, 1994 appearing on page F-2 of the March 31, 1994 Form 10-K also included an audit of the Financial Statement Schedules included in this filing on Form 10-K/A as listed in the accompanying index. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related Form 10-K.

Price Waterhouse



New York, New York
June 3, 1994

                         REPORT OF INDEPENDENT AUDITORS




Stockholders and Board of Directors
Paramount Communications Inc.


         In connection with our audits of the consolidated financial statements of Paramount Communications Inc. as of April 30, 1993 and October 31, 1992 and for the six-month period ended April 30, 1993 and for each of the two years in the period ended October 31, 1992, we have also audited the consolidated schedules included in this filing on Form 10-K/A as listed in the accompanying index as of and for the aforementioned periods.

         In our opinion, the consolidated schedules referred to above present fairly, in all material respects, the information required to be stated therein.




                                                      Ernst & Young


New York, New York
August 27, 1993

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                         PARAMOUNT COMMUNICATIONS INC.
                       ELEVEN MONTHS ENDED MARCH 31, 1994
                             (Dollars in millions)




- ------------------------------------------------------------------------------------------------------------------
                       COL. A                             COL. B           COL. C                COL. D
- ------------------------------------------------------------------------------------------------------------------
                                                                                               DEDUCTIONS
                                                                                            --------------------
                                                         BALANCE                          (1)              (2)
                                                       AT BEGINNING                     AMOUNTS          AMOUNTS
                   NAME OF DEBTOR                       OF PERIOD         ADDITIONS    COLLECTED       WRITTEN-OFF
- ------------------------------------------------------------------------------------------------------------------
Greg Anthony:  10% note payable; due in installments
   from November 1994 to May 1997 . . . . . . . . . .                      $ 0.9

Rolando Blackman: 10% note payable; due in
   monthly installments from September 15, 1994
   to August 15, 1995 . . . . . . . . . . . . . . . .        $ 0.2           0.2        $ 0.1

David Checketts:  note payable; principal to be
   repaid the earlier of December 30, 1997 or 180 days
   after termination; interest rate set quarterly based
   on the 90 day commercial paper composite rate;
   secured by residential real estate . . . . . . . .          0.5

Arthur Cohen:  6% note payable; principal to be repaid
   monthly with the balance due on demand or no later
   than October 31, 1995  . . . . . . . . . . . . . .          0.1

Patrick Ewing:  10% note payable;
   due September 1995 . . . . . . . . . . . . . . . .          3.0

Robert Gutkowski:  6% note payable; due November 1,
   1993 . . . . . . . . . . . . . . . . . . . . . . .          0.4                        0.4

Michael Keenan: 5% note payable; interest paid quarterly;
   principal due June 30, 1998; secured by residential
   real estate  . . . . . . . . . . . . . . . . . . .                        0.9


- -----------------------------------------------------------------------------------------
                       COL. A                                     COL. E
- -----------------------------------------------------------------------------------------
                                                         BALANCE AT END OF PERIOD
                                                         ------------------------

                                                           (1)              (2)
                   NAME OF DEBTOR                        CURRENT        NOT CURRENT
- -----------------------------------------------------------------------------------------
Greg Anthony:  10% note payable; due in installments
   from November 1994 to May 1997 . . . . . . . . . .    $ 0.2            $ 0.7

Rolando Blackman: 10% note payable; due in
   monthly installments from September 15, 1994
   to August 15, 1995 . . . . . . . . . . . . . . . .      0.2              0.1

David Checketts:  note payable; principal to be
   repaid the earlier of December 30, 1997 or 180 days
   after termination; interest rate set quarterly based
   on the 90 day commercial paper composite rate;
   secured by residential real estate . . . . . . . .                       0.5

Arthur Cohen:  6% note payable; principal to be repaid
   monthly with the balance due on demand or no later
   than October 31, 1995  . . . . . . . . . . . . . .      0.1

Patrick Ewing:  10% note payable;
   due September 1995 . . . . . . . . . . . . . . . .                       3.0

Robert Gutkowski:  6% note payable; due November 1,
   1993 . . . . . . . . . . . . . . . . . . . . . . .

Michael Keenan: 5% note payable; interest paid
   quarterly; principal due June 30, 1998;
   secured by residential real estate   . . . . . . .                       0.9

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                         PARAMOUNT COMMUNICATIONS INC.
                       Eleven Months Ended March 31, 1994
                             (Dollars in millions)




- -------------------------------------------------------------------------------------------------------------------
                       COL. A                             COL. B           COL. C                COL. D
- -------------------------------------------------------------------------------------------------------------------
                                                                                               DEDUCTIONS
                                                                                            ------------------
                                                         BALANCE                          (1)              (2)
                                                       AT BEGINNING                     AMOUNTS          AMOUNTS
                   NAME OF DEBTOR                       OF PERIOD         ADDITIONS    COLLECTED       WRITTEN-OFF
- -------------------------------------------------------------------------------------------------------------------
Earl Lestz:  8% note payable; principal to be
     repaid out of future compensation  . . . . . . .          0.4

Anthony Mason:  10% note payable;  due in 24 semi-
     monthly installments beginning July 15, 1994 . .          0.1           0.5          0.1

Patrick Purcell:  7% note payable; principal to
     be repaid out of future compensation;
     secured by residential real estate . . . . . . .          0.7           0.1          0.1

Patrick Riley:
     Relocation bridge loan; due no later than
         August 31, 1994 or 180 days after termination;
         interest rate set quarterly based on the 90 day
         commercial paper composite rate; secured by
         residential real estate  . . . . . . . . . .          1.0
     Note payable; due no later than December 31, 1996
         or 180 days after termination; interest rate set
         quarterly based on the 90 day commercial paper
         composite rate; secured by residential real
         estate . . . . . . . . . . . . . . . . . . .          2.0

Neil Smith:  note payable; principal to be repaid
     180 days after termination of employment;
     interest rate set quarterly based on the 90 day
     commercial paper composite rate; secured by
     residential real estate  . . . . . . . . . . . .          0.4

Esa Tikkanen:  note payable; due in 24 installments
     from October 1993 to October 1995  . . . . . . .                        0.8          0.4
                                                             -----         -----        -----
                                                             $ 8.8         $ 3.4        $ 1.1
                                                             =====         =====        =====


- ----------------------------------------------------------------------------------------
                       COL. A                                    COL. E
- ----------------------------------------------------------------------------------------
                                                        BALANCE AT END OF PERIOD
                                                        ------------------------

                                                          (1)              (2)
                   NAME OF DEBTOR                       CURRENT        NOT CURRENT
- ----------------------------------------------------------------------------------------
Earl Lestz:  8% note payable; principal to be
     repaid out of future compensation  . . . . . . .                      0.4

Anthony Mason:  10% note payable;  due in 24 semi-
     monthly installments beginning July 15, 1994 . .     0.4              0.1

Patrick Purcell:  7% note payable; principal to
     be repaid out of future compensation;
     secured by residential real estate . . . . . . .     0.1              0.6

Patrick Riley:
     Relocation bridge loan; due no later than
         August 31, 1994 or 180 days after termination;
         interest rate set quarterly based on the 90
         day commercial paper composite rate; secured
         by residential real estate  . . . . . . . . .    1.0
     Note payable; due no later than December 31, 1996
         or 180 days after termination; interest rate set
         quarterly based on the 90 day commercial paper
         composite rate; secured by residential real
         estate . . . . . . . . . . . . . . . . . . .                      2.0

Neil Smith:  note payable; principal to be repaid
     180 days after termination of employment;
     interest rate set quarterly based on the 90 day
     commercial paper composite rate; secured by
     residential real estate  . . . . . . . . . . . .                      0.4

Esa Tikkanen:  note payable; due in 24 installments
     from October 1993 to October 1995  . . . . . . .     0.3              0.1
                                                        -----             ----
                                                        $ 2.3             $8.8
                                                        =====             ====

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                         PARAMOUNT COMMUNICATIONS INC.
                        SIX MONTHS ENDED APRIL 30, 1993
                             (Dollars in millions)




- ------------------------------------------------------------------------------------------------------------------
                       COL. A                             COL. B           COL. C                COL. D
- ------------------------------------------------------------------------------------------------------------------
                                                                                               DEDUCTIONS
                                                                                            ------------------
                                                         BALANCE                          (1)              (2)
                                                       AT BEGINNING                     AMOUNTS          AMOUNTS
                   NAME OF DEBTOR                       OF PERIOD         ADDITIONS    COLLECTED       WRITTEN-OFF
- ------------------------------------------------------------------------------------------------------------------
William Bernstein:  6% note payable . . . . . . . . .                      $ 0.4        $ 0.4

Rolando Blackman: 10% note payable; due in
     monthly installments from September 15, 1994
     to August 15, 1995 . . . . . . . . . . . . . . .        $ 0.2

David Checketts:  note payable; principal to be
     repaid the earlier of February 28, 1995 or 180 days
     after termination; interest rate set quarterly based
     on the 90 day commercial paper composite rate;
     secured by residential real estate . . . . . . .          0.5

Arthur Cohen:  6% note payable; principal to be repaid
     monthly with the balance due on demand or no later
     than October 31, 1995  . . . . . . . . . . . . .          0.1

Patrick Ewing:  10% note payable;
     due September 1995 . . . . . . . . . . . . . . .          3.0

Robert Gutkowski:  6% note payable; due November 1,
     1993; interest due on first business day of each month
     commencing February 1, 1993; secured by residential
     real estate  . . . . . . . . . . . . . . . . . .          0.4

Robert Klingensmith:  10% note payable; principal
     to be repaid out of future compensation;
     secured by residential real estate   . . . . . .          0.3                        0.3



- --------------------------------------------------------------------------------------------------
                       COL. A                                              COL. E
- --------------------------------------------------------------------------------------------------
                                                                  BALANCE AT END OF PERIOD
                                                                  ------------------------

                                                                    (1)              (2)
                   NAME OF DEBTOR                                 CURRENT        NOT CURRENT
- --------------------------------------------------------------------------------------------------
William Bernstein:  6% note payable . . . . . . . . .

Rolando Blackman: 10% note payable; due in
     monthly installments from September 15, 1994
     to August 15, 1995 . . . . . . . . . . . . . . .                              $ 0.2

David Checketts:  note payable; principal to be
     repaid the earlier of February 28, 1995 or 180 days
     after termination; interest rate set quarterly based
     on the 90 day commercial paper composite rate;
     secured by residential real estate . . . . . . .                                0.5

Arthur Cohen:  6% note payable; principal to be repaid
     monthly with the balance due on demand or no later
     than October 31, 1995  . . . . . . . . . . . . .             $ 0.1

Patrick Ewing:  10% note payable;
     due September 1995 . . . . . . . . . . . . . . .                                3.0

Robert Gutkowski:  6% note payable; due November 1,
     1993; interest due on first business day of each month
     commencing February 1, 1993; secured by residential
     real estate  . . . . . . . . . . . . . . . . . .               0.4

Robert Klingensmith:  10% note payable; principal
     to be repaid out of future compensation;
     secured by residential real estate   . . . . . .

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                         PARAMOUNT COMMUNICATIONS INC.
                        Six Months Ended April 30, 1993
                             (Dollars in millions)




- ------------------------------------------------------------------------------------------------------------------
                       COL. A                             COL. B           COL. C                COL. D
- ------------------------------------------------------------------------------------------------------------------
                                                                                               DEDUCTIONS
                                                                                            -------------------
                                                         BALANCE                          (1)              (2)
                                                       AT BEGINNING                     AMOUNTS          AMOUNTS
                   NAME OF DEBTOR                       OF PERIOD         ADDITIONS    COLLECTED       WRITTEN-OFF
- ------------------------------------------------------------------------------------------------------------------
Earl Lestz:  8% note payable; principal to be
     repaid out of future compensation  . . . . . . .          0.5                        0.1

Barry London:  6% note payable  . . . . . . . . . . .                        0.1          0.1

Anthony Mason:  10% note payable;  due in 48 semi-
     monthly installments beginning July 15, 1993 . .          0.1

Patrick Purcell:  7% note payable; principal to
     be repaid out of future compensation;
     secured by residential real estate . . . . . . .          0.6           0.1

Patrick Riley:
     Relocation bridge loan; due no later than
         August 31, 1993 or 180 days after termination;
         interest rate set quarterly based on the 90 day
         commercial paper composite rate; secured by
         residential real estate  . . . . . . . . . .          1.0
     Note payable; due no later than December 31, 1996
         or 180 days after termination; interest rate set
         quarterly based on the 90 day commercial paper
         composite rate; secured by residential real
         estate . . . . . . . . . . . . . . . . . . .          2.0

Neil Smith:  note payable; principal to be repaid
     180 days after termination of employment;
     interest rate set quarterly based on the 90 day
     commercial paper composite rate; secured by
     residential real estate  . . . . . . . . . . . .          0.4
                                                             -----         -----        -----
                                                             $ 9.1         $ 0.6        $ 0.9
                                                             =====         =====        =====




- ------------------------------------------------------------------------------------------------------
                       COL. A                                                  COL. E
- ------------------------------------------------------------------------------------------------------
                                                                      BALANCE AT END OF PERIOD
                                                                      ------------------------

                                                                        (1)              (2)
                   NAME OF DEBTOR                                     CURRENT        NOT CURRENT
- ------------------------------------------------------------------------------------------------------
Earl Lestz:  8% note payable; principal to be
     repaid out of future compensation  . . . . . . .                                    0.4

Barry London:  6% note payable  . . . . . . . . . . .

Anthony Mason:  10% note payable;  due in 48 semi-
     monthly installments beginning July 15, 1993 . .                                    0.1

Patrick Purcell:  7% note payable; principal to
     be repaid out of future compensation;
     secured by residential real estate . . . . . . .                   0.1              0.6

Patrick Riley:
     Relocation bridge loan; due no later than
         August 31, 1993 or 180 days after termination;
         interest rate set quarterly based on the 90 day
         commercial paper composite rate; secured by
         residential real estate  . . . . . . . . . .                   1.0
     Note payable; due no later than December 31, 1996
         or 180 days after termination; interest rate set
         quarterly based on the 90 day commercial paper
         composite rate; secured by residential real
         estate . . . . . . . . . . . . . . . . . . .                                    2.0

Neil Smith:  note payable; principal to be repaid
     180 days after termination of employment;
     interest rate set quarterly based on the 90 day
     commercial paper composite rate; secured by
     residential real estate  . . . . . . . . . . . .                                    0.4
                                                                      -----            -----
                                                                      $ 1.6            $ 7.2
                                                                      =====            =====

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                         PARAMOUNT COMMUNICATIONS INC.
                          YEAR ENDED OCTOBER 31, 1992
                             (Dollars in millions)




- ------------------------------------------------------------------------------------------------------------------
                       COL. A                             COL. B           COL. C                COL. D
- ------------------------------------------------------------------------------------------------------------------
                                                                                               DEDUCTIONS
                                                                                            ------------------
                                                         BALANCE                          (1)              (2)
                                                       AT BEGINNING                     AMOUNTS          AMOUNTS
                   NAME OF DEBTOR                       OF PERIOD         ADDITIONS    COLLECTED       WRITTEN-OFF
- ------------------------------------------------------------------------------------------------------------------
Rolando Blackman: 10% note payable; due in
     monthly installments from September 15, 1994
     to August 15, 1995 . . . . . . . . . . . . . . .                      $ 0.2

David Checketts:  note payable; principal to be
     repaid the earlier of February 28, 1995 or 180 days
     after termination; interest rate set quarterly based
     on the 90 day commercial paper composite rate;
     secured by residential real estate . . . . . . .                        0.5

Arthur Cohen:  6% note payable; principal to be repaid
     monthly with the balance due on demand or no later
     than October 31, 1995  . . . . . . . . . . . . .                        0.1

Alan Cole-Ford:  6.8% note payable; due October 15,
     1996; secured by residential real estate . . . .        $ 0.1                      $ 0.1 (A)

Patrick Ewing:  10% note payable;
      due September 1995  . . . . . . . . . . . . . .          3.0

Robert Gutkowski:  6% note payable; due November 1,
     1993; interest due on first business day of each month
     commencing February 1, 1993; secured by residential
     real estate  . . . . . . . . . . . . . . . . . .                        0.4

Robert Klingensmith:  10% note payable; principal
     to be repaid out of future compensation;
     secured by residential real estate   . . . . . .          0.8           0.1          0.6



- -------------------------------------------------------------------------------------------------------
                       COL. A                                                   COL. E
- -------------------------------------------------------------------------------------------------------
                                                                       BALANCE AT END OF PERIOD
                                                                       ------------------------

                                                                         (1)              (2)
                   NAME OF DEBTOR                                      CURRENT        NOT CURRENT
- -------------------------------------------------------------------------------------------------------
Rolando Blackman: 10% note payable; due in
     monthly installments from September 15, 1994
     to August 15, 1995 . . . . . . . . . . . . . . .                                   $ 0.2

David Checketts:  note payable; principal to be
     repaid the earlier of February 28, 1995 or 180 days
     after termination; interest rate set quarterly based
     on the 90 day commercial paper composite rate;
     secured by residential real estate . . . . . . .                                     0.5

Arthur Cohen:  6% note payable; principal to be repaid
     monthly with the balance due on demand or no later
     than October 31, 1995  . . . . . . . . . . . . .                  $ 0.1

Alan Cole-Ford:  6.8% note payable; due October 15,
     1996; secured by residential real estate . . . .

Patrick Ewing:  10% note payable;
      due September 1995  . . . . . . . . . . . . . .                                     3.0

Robert Gutkowski:  6% note payable; due November 1,
     1993; interest due on first business day of each month
     commencing February 1, 1993; secured by residential
     real estate  . . . . . . . . . . . . . . . . . .                                     0.4

Robert Klingensmith:  10% note payable; principal
     to be repaid out of future compensation;
     secured by residential real estate   . . . . . .                    0.1              0.2


- -----------------
Note A -- Reclassified since individual is no longer an employee.

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                         PARAMOUNT COMMUNICATIONS INC.
                          Year Ended October 31, 1992
                             (Dollars in millions)




- -------------------------------------------------------------------------------------------------------------------
                       COL. A                             COL. B           COL. C                COL. D
- -------------------------------------------------------------------------------------------------------------------
                                                                                               DEDUCTIONS
                                                                                            -----------------
                                                         BALANCE                          (1)              (2)
                                                       AT BEGINNING                     AMOUNTS          AMOUNTS
                   NAME OF DEBTOR                       OF PERIOD         ADDITIONS    COLLECTED       WRITTEN-OFF
- -------------------------------------------------------------------------------------------------------------------
Earl Lestz:  8% note payable; principal to be
     repaid out of future compensation  . . . . . . .          0.5

Barry London:  7% note payable; due October 1992  . .                        3.0          3.0

Anthony Mason:  10% note payable;  due in 48 semi-
     monthly installments beginning July 15, 1993 . .                        0.1

Patrick Purcell:  7% note payable; principal to
     be repaid out of future compensation;
     secured by residential real estate . . . . . . .          0.6

Patrick Riley:
     Relocation bridge loan; due no later than
         August 31, 1993 or 180 days after termination;
         interest rate set quarterly based on the 90 day
         commercial paper composite rate; secured by
         residential real estate  . . . . . . . . . .          1.0
     Note payable; due no later than December 31, 1996
         or 180 days after termination; interest rate set
         quarterly based on the 90 day commercial paper
         composite rate; secured by residential real
         estate . . . . . . . . . . . . . . . . . . .          2.0

Neil Smith:  note payable; principal to be repaid
     180 days after termination of employment;
     interest rate set quarterly based on the 90 day
     commercial paper composite rate; secured by
     residential real estate  . . . . . . . . . . . .                        0.4
                                                             -----          ----         ----
                                                             $ 8.0          $4.8         $3.7
                                                             =====          ====         ====


- -------------------------------------------------------------------------------------------------
                       COL. A                                             COL. E
- -------------------------------------------------------------------------------------------------
                                                                 BALANCE AT END OF PERIOD
                                                                 ------------------------

                                                                   (1)              (2)
                   NAME OF DEBTOR                                CURRENT        NOT CURRENT
- -------------------------------------------------------------------------------------------------
Earl Lestz:  8% note payable; principal to be
     repaid out of future compensation  . . . . . . .                               0.5

Barry London:  7% note payable; due October 1992  . .

Anthony Mason:  10% note payable;  due in 48 semi-
     monthly installments beginning July 15, 1993 . .                               0.1

Patrick Purcell:  7% note payable; principal to
     be repaid out of future compensation;
     secured by residential real estate . . . . . . .              0.1              0.5

Patrick Riley:
     Relocation bridge loan; due no later than
         August 31, 1993 or 180 days after termination;
         interest rate set quarterly based on the 90 day
         commercial paper composite rate; secured by
         residential real estate  . . . . . . . . . .              1.0
     Note payable; due no later than December 31, 1996
         or 180 days after termination; interest rate set
         quarterly based on the 90 day commercial paper
         composite rate; secured by residential real
         estate . . . . . . . . . . . . . . . . . . .                               2.0

Neil Smith:  note payable; principal to be repaid
     180 days after termination of employment;
     interest rate set quarterly based on the 90 day
     commercial paper composite rate; secured by
     residential real estate  . . . . . . . . . . . .                               0.4
                                                                  ----             ----
                                                                  $1.3             $7.8
                                                                  ====             ====

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                         PARAMOUNT COMMUNICATIONS INC.
                          Year Ended October 31, 1991
                             (Dollars in millions)




- -------------------------------------------------------------------------------------------------------------------
                       COL. A                             COL. B           COL. C                COL. D
- -------------------------------------------------------------------------------------------------------------------
                                                                                               DEDUCTIONS
                                                                                            ------------------
                                                         BALANCE                          (1)              (2)
                                                       AT BEGINNING                     AMOUNTS          AMOUNTS
                   NAME OF DEBTOR                       OF PERIOD         ADDITIONS    COLLECTED       WRITTEN-OFF
- -------------------------------------------------------------------------------------------------------------------
James Boyd:  16% note payable;
     relocation bridge loan . . . . . . . . . . . . .        $ 0.2                      $ 0.2

Alan Cole-Ford:  6.8% note payable; due October 15,
     1996; secured by residential real estate . . . .                      $ 0.1

Richard Evans:  7% note payable; secured by
     residential real estate  . . . . . . . . . . . .          0.2                        0.2

Patrick Ewing:  10% note payable;
     due September 1995 . . . . . . . . . . . . . . .          5.0                        2.0

Robert Klingensmith:  10% note payable; principal
     to be repaid out of future compensation;
     secured by residential real estate . . . . . . .          0.8           0.1          0.1

Earl Lestz:  8% note payable; principal to be
     repaid out of future compensation  . . . . . . .          0.5

Frank Mancuso:  6% note payable;
     secured by residential real estate . . . . . . .          2.0                        2.0



- ----------------------------------------------------------------------------------------------------
                       COL. A                                                COL. E
- ----------------------------------------------------------------------------------------------------
                                                                    BALANCE AT END OF PERIOD
                                                                    ------------------------

                                                                      (1)              (2)
                   NAME OF DEBTOR                                   CURRENT        NOT CURRENT
- ----------------------------------------------------------------------------------------------------
James Boyd:  16% note payable;
     relocation bridge loan . . . . . . . . . . . . .

Alan Cole-Ford:  6.8% note payable; due October 15,
     1996; secured by residential real estate . . . .                                $ 0.1

Richard Evans:  7% note payable; secured by
     residential real estate  . . . . . . . . . . . .

Patrick Ewing:  10% note payable;
     due September 1995 . . . . . . . . . . . . . . .                                  3.0

Robert Klingensmith:  10% note payable; principal
     to be repaid out of future compensation;
     secured by residential real estate . . . . . . .               $ 0.1              0.7

Earl Lestz:  8% note payable; principal to be
     repaid out of future compensation  . . . . . . .                 0.1              0.4

Frank Mancuso:  6% note payable;
     secured by residential real estate . . . . . . .

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                         PARAMOUNT COMMUNICATIONS INC.
                          Year Ended October 31, 1991
                             (Dollars in millions)




- -------------------------------------------------------------------------------------------------------------------
                       COL. A                             COL. B           COL. C                COL. D
- -------------------------------------------------------------------------------------------------------------------
                                                                                               DEDUCTIONS
                                                                                            ------------------
                                                         BALANCE                          (1)              (2)
                                                       AT BEGINNING                     AMOUNTS          AMOUNTS
                   NAME OF DEBTOR                       OF PERIOD         ADDITIONS    COLLECTED       WRITTEN-OFF
- -------------------------------------------------------------------------------------------------------------------
Patrick Purcell:  7% note payable; principal to
     be repaid out of future compensation;
     secured by residential real estate . . . . . . .          0.7           0.1          0.2

Patrick Riley:
     Relocation bridge loan; due no later than
         August 31, 1992 or 180 days after termination;
         interest rate set quarterly based on the 90 day
         commercial paper composite rate; secured by
         residential real estate  . . . . . . . . . .                        1.0
     Note payable; due no later than December 31, 1996
         or 180 days after termination; interest rate set
         quarterly based on the 90 day commercial paper
         composite rate; secured by residential
         real estate  . . . . . . . . . . . . . . . .                        2.0
                                                              ----          ----         ----
                                                              $9.4          $3.3         $4.7
                                                              ====          ====         ====


- ----------------------------------------------------------------------------------------------------
                       COL. A                                                COL. E
- ----------------------------------------------------------------------------------------------------
                                                                    BALANCE AT END OF PERIOD
                                                                    ------------------------

                                                                      (1)              (2)
                   NAME OF DEBTOR                                   CURRENT        NOT CURRENT
- ----------------------------------------------------------------------------------------------------
Patrick Purcell:  7% note payable; principal to
     be repaid out of future compensation;
     secured by residential real estate . . . . . . .                 0.1              0.5

Patrick Riley:
     Relocation bridge loan; due no later than
         August 31, 1992 or 180 days after termination
         interest rate set quarterly based on the 90 day
         commercial paper composite rate; secured by
         residential real estate  . . . . . . . . . .                 1.0
     Note payable; due no later than December 31, 1996
         or 180 days after termination; interest rate set
         quarterly based on the 90 day commercial paper
         composite rate; secured by residential
         real estate  . . . . . . . . . . . . . . . .                                  2.0
                                                                     ----             ----
                                                                     $1.3             $6.7
                                                                     ====             ====

           SCHEDULE VII -- GUARANTEES OF SECURITIES OF OTHER  ISSUERS

                         PARAMOUNT COMMUNICATIONS INC.
                               AT MARCH 31, 1994
                                 (In millions)




- ---------------------------------------------------------------------------------------------------------------
                      COL. A                                           COL. B                   COL. C
- ---------------------------------------------------------------------------------------------------------------
                                                                      TITLE OF                  TOTAL
                                                                      ISSUE OF                  AMOUNT
            NAME OF ISSUER OF SECURITIES                             EACH CLASS               GUARANTEED
              GUARANTEED BY PERSON FOR                             OF SECURITIES                 AND
             WHICH STATEMENT  IS FILED                               GUARANTEED               OUTSTANDING
- ---------------------------------------------------------------------------------------------------------------
              CBF Fabrics, Inc.                            Industrial Revenue Bond            $  2.4

              Kayser-Roth Corporation                      Secured Notes                         0.6

              Simmons Manufacturing                        Industrial Revenue Bond               9.7
                 Company Inc.

              Redevelopment Agency of                      Senior Secured Refunding Notes       37.8
                 the City of Santa Clara,
                 California

              United Cinemas International                 Revolving Credit                     85.1

              Cinema International Corporation, N.V.       Revolving Credit                     11.6
                                                                                              ------
                                                                                              $147.2
                                                                                              ======




- -------------------------------------------------------------------------------------------------------------
                      COL. A                                                       COL. F
- -------------------------------------------------------------------------------------------------------------


            NAME OF ISSUER OF SECURITIES                                           NATURE
              GUARANTEED BY PERSON FOR                                               OF
             WHICH STATEMENT  IS FILED                                            GUARANTEE
- -------------------------------------------------------------------------------------------------------------
              CBF Fabrics, Inc.                                              Principal and interest

              Kayser-Roth Corporation                                        Principal and interest

              Simmons Manufacturing                                          Principal and interest
                 Company Inc.

              Redevelopment Agency of                                        Principal and interest
                 the City of Santa Clara,
                 California

              United Cinemas International                                   Principal and interest

              Cinema International Corporation, N.V.                         Principal and interest



- ----------------
Note:   Information for Columns D, E, and G is not applicable at March 31, 1994

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                         PARAMOUNT COMMUNICATIONS INC.
    ELEVEN MONTHS ENDED MARCH 31, 1994, SIX MONTHS ENDED APRIL 30, 1993 AND
                       TWO YEARS ENDED OCTOBER 31, 1992
                                 (In millions)




- ----------------------------------------------------------------------------------------------------------------------------------
                       COL. A                             COL. B                         COL. C                      COL. D
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                       ADDITIONS
                                                                              -----------------------------
                                                                                                  (2)
                                                                             (1)               CHARGED TO
                                                         BALANCE         CHARGED TO              OTHER
                                                       AT BEGINNING       COSTS AND           ACCOUNTS --         DEDUCTIONS --
                     DESCRIPTION                        OF PERIOD         EXPENSES              DESCRIBE            DESCRIBE
- ----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts deducted from
trade receivables on the balance sheet:

Eleven months ended March 31, 1994  . . . . . . . . .       $ 64.1          $  9.2            $ 7.4 (A)          $ 32.8 (B)
                                                            ======          ======            =====              ======

Six months ended April 30, 1993 . . . . . . . . . . .       $ 65.5          $  8.0            $ 2.1 (A)          $ 11.5 (B)
                                                            ======          ======            =====              ======

Year ended October 31, 1992 . . . . . . . . . . . . .       $ 59.6          $ 16.6            $ 8.9 (A)          $ 19.6 (B)
                                                            ======          ======            =====              ======

Year ended October 31, 1991 . . . . . . . . . . . . .       $ 59.8          $ 19.4            $ 4.0 (A)          $ 23.6 (B)
                                                            ======          ======            =====              ======



- -------------------------------------------------------------------------
                       COL. A                             COL. E
- -------------------------------------------------------------------------




                                                          BALANCE
                                                         AT END OF
                     DESCRIPTION                          PERIOD
- -------------------------------------------------------------------------
Allowance for doubtful accounts deducted from
trade receivables on the balance sheet:

Eleven months ended March 31, 1994  . . . . . . . . .    $ 47.9
                                                         ======

Six months ended April 30, 1993 . . . . . . . . . . .    $ 64.1
                                                         ======

Year ended October 31, 1992 . . . . . . . . . . . . .    $ 65.5
                                                         ======

Year ended October 31, 1991 . . . . . . . . . . . . .    $ 59.6
                                                         ======



- --------------------
Note A -- Represents balance sheet reclassification related to certain entertainment receivables.

Note B -- Primarily write-off of uncollectible accounts net of collections of accounts previously written-off.

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                         PARAMOUNT COMMUNICATIONS INC.
                      Eleven Months Ended March 31, 1994,
      Six Months Ended April 30, 1993 and Two Years Ended October 31, 1992
                             (Dollars in millions)




- --------------------------------------------------------------------------------------------------------------------
                       COL. A                           COL. B                 COL. C                 COL. D
- --------------------------------------------------------------------------------------------------------------------

                                                                              WEIGHTED            MAXIMUM AMOUNT
                     CATEGORY OF                      BALANCE AT               AVERAGE             OUTSTANDING
                      AGGREGATE                         END OF                INTEREST              DURING THE
                SHORT-TERM BORROWINGS                   PERIOD                  RATE                  PERIOD
- --------------------------------------------------------------------------------------------------------------------
Eleven Months Ended March 31, 1994
  Note payable to bank (A)  . . . . . . .              $ 25.0                   3.89%                $ 25.0



- ------------------------------------------------------------------------------------------------
                       COL. A                               COL. E                COL. F
- ------------------------------------------------------------------------------------------------

                                                        AVERAGE AMOUNT       WEIGHTED AVERAGE
                     CATEGORY OF                         OUTSTANDING          INTEREST RATE
                      AGGREGATE                           DURING THE            DURING THE
                SHORT-TERM BORROWINGS                     PERIOD (B)            PERIOD (C)
- ------------------------------------------------------------------------------------------------
Eleven Months Ended March 31, 1994
  Note payable to bank (A)  . . . . . . .                   $ 0.2                3.89%


- --------------------
Note A -- The note payable to bank represents a revolving loan agreement borrowing, which has a maturity of one month from date of issue and has a provision to be extended for an additional two months. The Company had no short-term borrowings for the six months ended April 30, 1993 and the two years ended October 31, 1992.

Note B -- The average amount outstanding during the period was computed by dividing the total of the daily outstanding principal balances by the number of days in the period.

Note C -- The weighted average interest rate during the period was computed by dividing the actual interest expense by average debt outstanding.

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                         PARAMOUNT COMMUNICATIONS INC.
    Eleven Months Ended March 31, 1994, Six Months Ended April 30, 1993 and
                        Two Years Ended October 31, 1992
                                 (In millions)





- ------------------------------------------------------------------------------------------------------------------------
                              COL. A                                              COL. B
- ------------------------------------------------------------------------------------------------------------------------
                               ITEM                                   CHARGED TO COSTS AND EXPENSES
- ------------------------------------------------------------------------------------------------------------------------
                                                             Eleven Months      Six Months
                                                            Ended March 31    Ended April 30      Year Ended October 31
                                                            --------------    --------------     -----------------------
                                                                 1994              1993             1992          1991
                                                                 ----              ----             ----          ----
Maintenance and repairs . . . . . . . . . . . . . .            $ 56.1            $ 21.1           $ 40.6        $ 33.1

Taxes, other than payroll and
  income taxes  . . . . . . . . . . . . . . . . . .              33.3              16.9             46.8          48.3


Royalties . . . . . . . . . . . . . . . . . . . . .             253.3              77.4            171.5         152.0

Advertising costs . . . . . . . . . . . . . . . . .             501.9             250.9            563.3         514.0

- -----------------
Amounts for depreciation and amortization of preoperating costs and similar deferrals are not presented as such amounts do not exceed 1% of revenues.

                         PARAMOUNT COMMUNICATIONS INC.

                                 EXHIBITS INDEX


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

+(10)(iii)(A)(1)                           --Amended and restated agreement, dated as of October 1, 1985 and restated as of June 23,
                                                1989, between Paramount Communications and Martin S. Davis (Incorporated by
                                                reference to Exhibit (10)(ii)(A)(1) of Paramount Communications' Annual Report on
                                                Form 10-K for the fiscal year ended October 31, 1989).

+(10)(iii)(A)(2)                           --Amendment dated as of February 11, 1994, to the Amended and Restated Agreement dated as of October 1, 1985 and restated as of June 23, 1989 between Paramount Communications and Martin S. Davis (Incorporated by reference to Exhibit (10)(iii)(A)(1)
                                                of Paramount Communications' Quarterly Report on Form 10-Q for the quarter ended
                                                January 31, 1994).

                         PARAMOUNT COMMUNICATIONS INC.

                                 EXHIBITS INDEX

+(10)(iii)(A)(3)                            --Amended and restated agreement, dated as of November 17, 1987 and restated as of June
                                                23, 1989, between Paramount Communications and Ronald L. Nelson (Incorporated by
                                                reference to Exhibit (10)(ii)(A)(2) of Paramount Communications' Quarterly Report
                                                on Form 10-Q for the quarter ended January 31, 1990).

+(10)(iii)(A)(4)                            --Amendment, dated as of December 21, 1992, to the amended and restated agreement, dated as of November 17, 1987 and restated as of June 23, 1989, between Paramount
                                                Communications and Ronald L. Nelson (Incorporated by reference to Exhibit
                                                (10)(iii)(A)(5) of Paramount Communications' Annual Report on Form 10-K for the
                                                 fiscal year ended October 31, 1992).

+(10)(iii)(A)(5)                            --Agreement, dated as of January 12, 1993, between Paramount Communications and Ronald
                                                L. Nelson (Incorporated by reference to Exhibit (10)(iii)(A)(1) of Paramount
                                                Communications' Quarterly Report on Form 10-Q for the quarter ended January 31,
                                                1993).

+(10)(iii)(A)(6)                            --Amendment dated as of February 11, 1994, to the Agreement dated as of January 12,
                                                1993 between Paramount Communications and Ronald L. Nelson (Incorporated by
                                                reference to Exhibit (10)(iii)(A)(2) of Paramount Communications' Quarterly Report
                                                on Form 10-Q for the quarter ended January 31, 1994).

+(10)(iii)(A)(7)                            --Amended and restated agreement, dated as of October 1, 1985 and restated as of June
                                                23, 1989, between Paramount Communications and Donald Oresman (Incorporated by
                                                reference to Exhibit (10)(ii)(A)(1) of Paramount Communications' Quarterly Report on
                                                Form 10-Q for the quarter ended January 31, 1990).

+(10)(iii)(A)(8)                            --Amendment dated as of February 11, 1994, to the Amended and Restated Agreement dated as of October 1, 1985 and restated as of June 23, 1989 between Paramount
                                                Communications and Donald Oresman (Incorporated by reference to Exhibit
                                                (10)(iii)(A)(3) of Paramount Communications' Quarterly Report on Form 10-Q for the
                                                quarter ended January 31, 1994).

+(10)(iii)(A)(9)                            --Agreement, dated as of September 10, 1992, between Paramount Communications and
                                                Rudolph L. Hertlein (Incorporated by reference to Exhibit (10)(iii)(A)(8) of
                                                Paramount Communications' Annual Report on Form 10-K for the fiscal year ended
                                                October 31, 1992).

+(10)(iii)(A)(10)                           --Agreement, dated as of June 2, 1989, between Paramount Communications and Lawrence E.
                                                Levinson (Incorporated by reference to Exhibit (10)(ii)(A)(1) of Paramount
                                                Communications' Quarterly Report on Form 10-Q for the quarter ended July 31, 1989).

+(10)(iii)(A)(11)                           --Agreement, dated April 5, 1993, between Paramount Communications and Robert Greenberg
                                                (Incorporated by reference to Exhibit (10)(iii)(A)(1) of Paramount Communications'
                                                Quarterly Report on Form 10-Q for the quarter ended April 30, 1993).

+(10)(iii)(A)(12)                           --1992 Stock Option Plan (the "1992 Plan") (Incorporated by reference to Exhibit I of
                                                Paramount Communications' Proxy Statement dated January 27, 1992 for the 1992 Annual
                                                Meeting of Stockholders).

                         PARAMOUNT COMMUNICATIONS INC.

                                 EXHIBITS INDEX


+(10)(iii)(A)(13)                           --1989 Stock Option Plan, as amended (the "1989 Plan") (Incorporated by reference to
                                                Exhibit (10)(iii)(A)(2) of Paramount Communications' Quarterly Report on Form 10-Q
                                                for the quarter ended April 30, 1992).

+(10)(iii)(A)(13)(a)                        --Form  of  Stock Option Agreement pursuant to the 1989 Plan--Incentive Stock Option
                                                (Incorporated by reference to Exhibit (10)(iii)(A)(1)(a) of Paramount
                                                Communications' Annual Report on Form 10-K for the fiscal year ended October 31,
                                                1989).

+(10)(iii)(A)(13)(b)                        --Form of Stock Option Agreement pursuant to the 1989 Plan--Nonqualified Stock Option
                                                (Incorporated by reference to Exhibit (10)(iii)(A)(1)(b) of Paramount
                                                Communications' Annual Report on Form 10-K for the fiscal year ended October 31,
                                                1989).

+(10)(iii)(A)(14)                           --1984 Stock Option Plan, as amended (the "1984 Plan") (Incorporated by reference to
                                                Exhibit (10)(iii)(A)(1) of Paramount Communications' Quarterly Report on Form 10-Q
                                                for the quarter ended April 30, 1992).

+(10)(iii)(A)(14)(a)                        --Form of Stock Option Agreement pursuant to the 1984 Plan--Incentive Stock Option
                                                (Incorporated by reference to Exhibit (10)(iii)(A)(1)(a) of Paramount
                                                Communications' Annual Report on Form 10-K for the three months ended October 31,
                                                1985).

+(10)(iii)(A)(14)(b)                        --Form of Stock Option Agreement pursuant to the 1984 Plan--Incentive Stock Option with a Stock Appreciation Right (Incorporated by reference to Exhibit (10)(iii)(A)(1)(b)
                                                of Paramount Communications' Annual Report on Form 10-K for the three months ended
                                                October 31, 1985).

+(10)(iii)(A)(14)(c)                        --Form of Stock Option Agreement pursuant to the 1984 Plan--Nonqualified Stock Option
                                                (Incorporated by reference to Exhibit (10)(iii)(A)(1)(c) of Paramount
                                                Communications' Annual Report on Form 10-K for the three months ended October 31,
                                                1985).

+(10)(iii)(A)(14)(d)                        --Form of Stock Option Agreement pursuant to the 1984 Plan--Nonqualified Stock Option with a Stock Appreciation Right (Incorporated by reference to Exhibit
                                                (10)(iii)(A)(1)(d) of Paramount Communications' Annual Report on Form 10-K for the
                                                 three months ended October 31, 1985).

+(10)(iii)(A)(15)                           --1973 Key Employees Stock Purchase Plan (Incorporated by reference to Exhibit
                                                (10)(c)(i) of Paramount Communications' Annual Report on Form 10-K for the fiscal year ended July 31, 1981).

+(10)(iii)(A)(16)                           --Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit (10)(iii)(A)(1) of Paramount Communications' Quarterly Report on
                                                Form 10-Q for the quarter ended July 31, 1992).

+(10)(iii)(A)(17)                           --Deferred Compensation Plan for Board of Directors (Incorporated by reference to
                                                Exhibit (10)(iii)(A)(6) of Paramount Communications' Annual Report on Form 10-K for
                                                the fiscal year ended July 31, 1984).

                          PARAMOUNT COMMUNICATIONS INC

                                 EXHIBITS INDEX

+(10)(iii)(A)(18)                           --Long-Term Performance Plan, as amended (Incorporated by reference to Exhibit
                                                (10)(iii)(A)(6) of Paramount Communications' Annual Report on Form 10-K for the
                                                fiscal year ended October 31, 1989).

+(10)(iii)(A)(19)                           --Corporate Annual Performance Plan, as amended (Incorporated by reference to Exhibit
                                                (10)(iii)(A)(7) of Paramount Communications' Annual Report on Form 10-K for the
                                                fiscal year ended October 31, 1989).

+(10)(iii)(A)(20)                           --Retirement Plan for non-employee directors (Incorporated by reference to Exhibit
                                                (10)(iii)(A)(1) of Paramount Communications' Quarterly Report on Form 10-Q for the
                                                quarter ended January 31, 1990).

+(10)(iii)(A)(21)                           --Non-qualified retirement plan (Incorporated by reference to Exhibit (10)(iii)(A)(1) of
                                                Paramount Communications' Quarterly Report on Form 10-Q for the quarter ended April
                                                30, 1991).

      *(11)                                --Computation of Earnings (Loss) per Share.

      *(21)                                --List of Subsidiaries.

      *(23)(a)                             --Consent of Ernst & Young.

      *(23)(b)                             --Consent of Price Waterhouse.

      *(24)                                --Powers of Attorney.


- ---------------------
+ This exhibit constitutes a management contract or compensatory plan or arrangement.

* These exhibits were previously filed as part of this transition report on Form 10-K for the eleven months ended March 31, 1994.