Form 10-K/A
period 1994-03-31
PARAMOUNT COMMUNICATIONS INC /DE/
filed 1994-08-12
CIK 44482

================================================================================
                                                        The following items
                                                        were the subject of a
                                                        Form 12b-25 and included
                                                        herein: Part III, Items
                                                        10, 11, 12 and 13.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                -----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
             (Mark One)
          /      /   Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
                                       OR
          / X / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

7% Subordinated Debentures, Series A due 2003 ]
7% Subordinated Debentures, Series B due 2003 ]      New York Stock Exchange


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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

      The registrant became a wholly owned subsidiary of Viacom Inc. on July 7, 1994.
_______________________________
(1)   The registrant  has changed its fiscal year end from April 30 to March
      31. This transition report is for the eleven months ended March 31, 1994.

================================================================================

                          PARAMOUNT COMMUNICATIONS INC.



The registrant hereby amends the cover page and adds the following items to its Transition Report on Form 10-K for the eleven months ended March 31, 1994, as set forth in the pages attached hereto:

Item 10.  Directors and Executive Officers of the Registrant.


Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.


Item 13.  Certain Relationships and Related Transactions.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

          On March 11, 1994, Viacom Inc. ("Viacom") completed its purchase of a majority of the outstanding common stock of the Company. On July 7, 1994, a wholly owned subsidiary of Viacom merged with and into the Company (the "Merger") and as a result, Viacom now owns 100% of the outstanding capital stock of the Company. The Directors of the Company are now the same as the Directors of Viacom. The names, business experience for the past five years and ages* of all Directors of the Company are listed below:

          George S. Abrams, 62, associated with Winer & Abrams, a law firm located in Boston, Massachusetts, for more than five years. Mr. Abrams has been a director of Viacom and Viacom International since 1987 and became a director of Paramount in 1994 and National Amusements, Inc. ("NAI") in 1992. He is the former General Counsel and Staff Director of the United States Senate Judiciary Committee on Refugees. Mr. Abrams is also a member of the Boards of Trustees and Visiting Committees of a number of art museums, art-related organizations and educational institutions.

          Frank J. Biondi, Jr., 49, President, Chief Executive Officer of Viacom and Viacom International since July 1987 and Paramount since March 1994. Mr. Biondi has been a director of Viacom and Viacom International since 1987 and became a director of Paramount in 1994. From November 1986 to July 1987, Mr. Biondi was Chairman, Chief Executive Officer of Coca-Cola Television and, from 1985, Executive Vice President of the Entertainment Business Sector of The Coca-Cola Company. Mr. Biondi joined Home Box Office in 1978 and held various positions there until his appointment as President, Chief Executive Officer in 1983. In 1984, he was elected to the additional position of Chairman and continued to serve in such capacities until October 1984. Mr. Biondi recently became a director of Maybelline, Inc.

          Philippe P. Dauman, 40, Executive Vice President, General Counsel, Chief Administrative Officer and Secretary of Viacom, Viacom International and Paramount since March 1994. Mr. Dauman has been a director of Viacom and Viacom International since 1987 and became a director of Paramount in 1994 and NAI in 1992. From February 1993 to March 1994, Mr. Dauman served as Senior Vice President, General Counsel and Secretary of Viacom and Viacom International. Prior to that, Mr. Dauman was a partner in the law firm of Shearman & Sterling in New York, which he joined in 1978.

          William C. Ferguson, 63, Chairman of the Board and Chief Executive Officer of NYNEX since October 1989. Mr. Ferguson has been a director of Viacom and Viacom International since 1993 and became a director of Paramount in 1994. He served as Vice Chairman of the Board of NYNEX from 1987 to 1989 and as President and Chief Executive Officer from June to September 1989. He has served as a director of NYNEX since 1987. He is also a director of CPC International, Inc. and General Re Corporation.

          H. Wayne Huizenga, 56, Chairman of the Board and Chief Executive Officer of Blockbuster since April 1987. Mr. Huizenga has been a director of Viacom and Viacom International since 1993 and became a director of Paramount in 1994. He served as President of Blockbuster from April 1987 until June 1988.
He is a co-founder of Waste Management, Inc. (now WMX Technologies, Inc.), a waste disposal and collection company, where he served in various capacities, including President, Chief Operating Officer and a director, until May 1984. From May 1984 to the present, Mr. Huizenga has been an investor in other businesses and is the sole stockholder and Chairman of the Board of Huizenga Holdings, Inc., a holding and management company with various business interests. In connection with these business interests, Mr. Huizenga has been actively involved in strategic planning for, and executive management of, these businesses. He also has a majority ownership interest in Florida Marlins Baseball, Ltd., a Major League Baseball sports franchise, owns the Florida Panthers Hockey Club, Ltd., a National Hockey League sports franchise, owns the Miami Dolphins, Ltd. ("Miami Dolphins"), a National Football League sports franchise, and owns Joe Robbie Stadium in South Florida. He is Chairman of the Board of Directors of Spelling Entertainment Group Inc. He is also a director of Discovery Zone.

          Ken Miller, 51, Vice Chairman of C.S. First Boston since June 1994. Mr. Miller has been a director of Viacom and Viacom International since 1987 and became a director of Paramount in 1994. He was President and Chief Executive Officer of The Lodestar Group, an investment firm from 1988 to June 1994 and Vice Chairman of Merrill Lynch Capital Markets during 1987 and a Managing Director of Merrill Lynch Capital Markets for more than the preceding five years. He is Chairman of the Board of Directors of Kinder-Care Learning Centers, Inc.

          Brent D. Redstone, 44, Assistant District Attorney for Suffolk County, Massachusetts from 1976 to October 1991, serving from 1988 through 1991 on the Homicide Unit responsible for the investigation and trial of homicide cases.
Mr. Redstone has been a director of Viacom and Viacom International since 1991 and became a director of Paramount in 1994 and NAI in 1992. Mr. Redstone is the son of Sumner Redstone.

          Sumner M. Redstone, 71, Chairman of the Board of Viacom and Viacom International since June 1987 and Paramount since April 1994. He has been a director of Viacom and Viacom International since 1986 and became a director of Paramount in April 1994. Mr. Redstone served as President of Viacom from its formation until June 1987. He has served as Chairman of the Board of NAI since 1986 and President, Chief Executive Officer of NAI since 1967. Mr. Redstone is the former Chairman of the Board of the National Association of Theater Owners and is currently a member of its Executive Committee. During the Carter Administration, Mr. Redstone was appointed a member of the Presidential Advisory Committee on the Arts for the John F. Kennedy Center for the Performing Arts and, in 1984, he was appointed a Director of the Kennedy Presidential Library Foundation. Mr. Redstone has recently accepted a visiting professorship at Brandeis University. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured in entertainment law.
Mr. Redstone graduated from Harvard University in 1944 and received an LL.B. from Harvard University School of Law in 1947. Upon graduation, Mr. Redstone served as Law Secretary with the United States Court of Appeals, and then as a Special Assistant to the United States Attorney General.

          Frederic V. Salerno, 51, Vice Chairman - Finance and Business Development of NYNEX since March 1, 1994. Mr. Salerno has been a director of Viacom and Viacom International since 1994 and became a director of Paramount in 1994. He was Vice Chairman of the Board of NYNEX and President of the Worldwide Services Group from 1991 to 1994 and President and Chief Executive Officer of New York Telephone Company from 1987 to 1991. He also serves as a director of NYNEX, The Bear Stearns Companies Inc. and Avnet, Inc.

          William Schwartz, 61, Vice President for Academic Affairs (the chief academic officer) of Yeshiva University since 1992 and University Professor of Law at Yeshiva University and the Cardozo School of Law since 1991. Mr. Schwartz has been a director of Viacom and Viacom International since 1987 and became a director of Paramount in 1994. He has been of Counsel to Cadwalader, Wickersham & Taft since 1988. Mr. Schwartz was Dean of the Boston University School of Law from 1980 to 1988, a professor of law at Boston University from 1955 to 1991 and Director of the Feder Center for Estate Planning at Boston University School of Law from 1988 to 1991. He has served as Chairman of the Board of Directors of UST Corporation since 1993. He previously served as Vice Chairman of UST Corporation since 1985 and has been a director of UST

Corporation for more than five years. Mr. Schwartz is a trustee of several educational and charitable organizations and an honorary member of the National College of Probate Judges. He served as Chairman of the Boston Mayor's Special Commission on Police Procedures and was formerly a member of the Legal Advisory Board of the NYSE.

          The executive officers of the Company are now the same as the executive officers of Viacom. The names, business experience for the past five years and ages* of all such executive officers (who are not Directors) are listed below:

          Raymond A. Boyce, 58, Senior Vice President, Corporate Relations of Viacom, Viacom International and Paramount. Mr. Boyce assumed his present position with Viacom and Viacom International in 1988 and with Paramount in July 1994. Prior to that, he served as Vice President, Public Relations of the Entertainment Business Sector of The Coca-Cola Company from 1982 to 1987. In 1979, Mr. Boyce joined Columbia Pictures Industries, Inc. and served first as Director, Corporate Communications and later as Vice President, Corporate Communications until The Coca-Cola Company's acquisition of Columbia Pictures Industries, Inc. in 1982.

          Vaughn A. Clarke, 41, Senior Vice President, Treasurer of Viacom, Viacom International and Paramount. Mr. Clarke assumed his present position in July 1994. From April 1993 to July 1994, he served as Vice President, Treasurer of Viacom and Viacom International. Prior to that, he spent 12 years at Gannett Co., Inc., where he held various management positions, most recently as Assistant Treasurer.

          Thomas E. Dooley, 37, Executive Vice President, Finance, Corporate Development and Communications of Viacom, Viacom International and Paramount. Mr. Dooley was elected to his present position in March 1994. From July 1992 to March 1994, he served as Senior Vice President, Corporate Development of Viacom and Viacom International. From August 1993 to March 1994, he also served as President, Interactive Television of Viacom International. Prior to that, he served as Vice President, Treasurer of Viacom and Viacom International since 1987. In December 1990, he was named Vice President, Finance of Viacom and Viacom International. Mr. Dooley joined Viacom International in 1980 in the corporate finance area and held various positions in the corporate and divisional finance areas, including Director of Business Analysis from 1985 to 1986.

          Michael D. Fricklas, 34, Senior Vice President, Deputy General Counsel of Viacom, Viacom International and Paramount. Mr. Fricklas was elected to his present position with Viacom and Viacom International in March 1994 and with Paramount in April 1994. From July 1993 to March 1994, he served as Vice President, Deputy General Counsel of Viacom and Viacom International. He served as Vice President, General Counsel and Secretary of Minorco (U.S.A.) Inc. from 1990 to 1993. Prior to that, Mr. Fricklas was an attorney in private practice at the law firm of Shearman & Sterling.

          Rudolph L. Hertlein, 54, Senior Vice President of Viacom, Viacom International and Paramount. Mr. Hertlein assumed his present position in July 1994. Prior to that, he served as Senior Vice President and Controller of Paramount from September 1993 to July 1994 and as Senior Vice President, Internal Audit and Special Projects from September 1992 to September 1993 and, before that, as Vice President, Internal Audit and Special Projects.

          Edward D. Horowitz, 46, Senior Vice President, Technology of Viacom, Viacom International and Paramount. Chairman, Chief Executive Officer of New Media and Interactive Television since March 1994. He was elected to his present position with Viacom and Viacom International in March 1994 and with Paramount in July 1994. Mr. Horowitz became Senior Vice President of Viacom and Viacom International in April 1989 and served as Chairman, Chief Executive Officer of Viacom Broadcasting from July 1992 to March 1994.

          Kevin C. Lavan, 42, Senior Vice President, Controller and Chief Accounting Officer of Viacom, Viacom International and Paramount. Mr. Lavan was elected to his present position in July 1994. Mr. Lavan was elected Vice President of Viacom and Viacom International in May 1989. He was elected Controller, Chief Accounting Officer of Viacom and Viacom International in December 1987. In December 1990, he assumed the added responsibilities of oversight of tax matters. From 1991 to 1992, he also served as Senior Vice President, Chief Financial Officer of Viacom Pictures. Mr. Lavan joined Viacom International in 1984 as Assistant Controller.

          Henry J. Leingang, 45, Senior Vice President, Chief Information Officer of Viacom, Viacom International and Paramount. Mr. Leingang was elected to his present position with Viacom and Viacom International in May 1993 and with Paramount in July 1994. Prior to that, he served as Vice President, Chief Information Officer when he joined Viacom in 1990. Mr. Leingang was Vice President, Information Services of the Trian Group (formerly Triangle Industries) from 1984 to 1990.

          William A. Roskin, 52, Senior Vice President, Human Resources and Administration of Viacom, Viacom International and Paramount. Mr. Roskin was elected to his present position with Viacom and Viacom International in July 1992 and with Paramount in July 1994. Prior to that, he served as Vice President, Human Resources and Administration of Viacom and Viacom International from April 1988 to July 1992.

          George S. Smith, Jr., 45, Senior Vice President, Chief Financial Officer of Viacom, Viacom International and Paramount. Mr. Smith was elected to his present position with Viacom and Viacom International in November 1987 and with Paramount in April 1994.

          Mark M. Weinstein, 52, Senior Vice President, Government Affairs of Viacom, Viacom International and Paramount. Mr. Weinstein was elected to his present position with Viacom and Viacom International in February 1993 and with Paramount in July 1994. Prior to that, Mr. Weinstein served as Senior Vice President, General Counsel and Secretary of Viacom and Viacom International from 1987 to February 1993.




__________
*As of August 8, 1994

          The term of office of all directors is until the next annual meeting and the term of office of all officers is for one year and until their successors are chosen and qualify.

Item 11.  Executive Compensation.

                                                    Summary Compensation Table
                                                    --------------------------
                                                                                             Long Term Compensation
                                                                              ----------------------------------------------------
                                                                                      Awards
                                                       Annual Compensation            ------              Payouts
                                                       -------------------     Restricted                 -------
                                                 Year                            Stock                      LTIP     All Other
Name and Principle Position                 or Period     Salary    Bonus(c)  Awards($)(d) Options(#)  Payouts(e)  Compensation(f)
- ----------------------------------------------------------------------------------------------------------------------------------
Frank J. Biondi, Jr.             11-mos ended 3/31/94         0           0             0          0           0                0
President and
Chief Executive Officer(a)

Martin S. Davis                  11-mos ended 3/31/94  $874,522   $ 750,000             0          0    $233,900      $11,159,851
former Chairman of the Board      6-mos ended 4/30/93   471,096     750,000             0          0     233,900           21,652
and Chief Executive Officer(b)                   1992   950,000   2,695,600             0          0     904,400           21,310

Stanley R. Jaffe                 11-mos ended 3/31/94  $699,617   $ 600,000             0          0    $187,100       $9,284,632
former President and              6-mos ended 4/30/93   376,877     600,000             0          0     187,100            8,016
Chief Operating Officer(b)                       1992   760,000   2,156,500             0          0     723,500           25,461

Donald Oresman                   11-mos ended 3/31/94  $598,357    $175,000             0          0    $ 98,650       $2,131,445
former Executive VP and           6-mos ended 4/30/93   322,329     175,000             0          0      98,650           11,016
General Counsel(b)                               1992   650,000     403,000             0          0     255,500           17,501

Earl H. Doppelt                  11-mos ended 3/31/94  $230,137     $57,750             0          0     $28,900          $11,353
former Senior VP and              6-mos ended 4/30/93   117,899      57,750             0          0      28,900            8,016
Deputy General Counsel(b)                        1992   234,117      84,100             0     10,000      85,500           11,080

Rudolph L. Hertlein              11-mos ended 3/31/94  $207,124     $57,750             0          0     $32,050          $10,702
Senior VP                         6-mos ended 4/30/93   106,613      57,570             0          0      32,050            7,591
                                                 1992   203,612      81,700             0     15,000      73,100            9,820

Lawrence E. Levinson             11-mos ended 3/31/94  $253,151     $50,000             0          0     $34,050          $11,526
Senior Washington Counsel(b)      6-mos ended 4/30/93   126,575      50,000             0          0      34,050            8,016
                                                 1992   262,836      86,500             0          0      93,900           11,066

Jerry Sherman                    11-mos ended 3/31/94  $253,151     $48,150             0          0     $29,400       $1,184,586
former Senior VP(b)               6-mos ended 4/30/93   122,029      48,150             0          0      29,400            8,016
                                                 1992   247,533      86,500             0     37,500      86,100           11,066

- ----------------
(a) Mr. Biondi was elected President and CEO of the Company on March 18, 1994, after the Company was a majority owned subsidiary of Viacom.  As President and CEO of Viacom, he receives compensation for his services to Viacom but no separate compensation for his positions with the Company.
(b) Executive officer status with the Company terminated as follows: Messrs. Davis, Jaffe and Oresman on March 18, 1994;
    Mr. Doppelt on May 20, 1994; Mr. Levinson on May 31, 1994; Mr. Sherman on May 16, 1994.
(c) Awards under the Annual and Long-Term Performance Plans were granted in December 1993 with respect to the twelve-month period ended October 31, 1993.  For purposes of inclusion in the above table, one half of each award has been allocated for the six months ended April 30, 1993 and one half of each award has been allocated for the six months ended October 31, 1993. No awards were granted for the five months ended March 31, 1994.
(d) No shares of Common Stock owned by the listed executives were subject to restrictions at March 31, 1994.
(e) Awards are payable 50% in shares of Common Stock and 50% in cash.
(f) The following amounts are included in the above table.  Contributions made under the Employees' Savings Plan in the eleven months ended March 31, 1994 were: Mr. Davis $4,500; Mr. Jaffe $9,432; Mr. Oresman $9,398; Mr. Doppelt $6,636; Mr. Hertlein
    $6,214; Mr. Levinson $6,809; Mr. Sherman $6,809. Contributions made under the ESOP in the eleven months ended March 31, 1994 were: Mr. Davis $4,717; Mr. Jaffe $4,717; Mr. Oresman $4,717; Mr. Doppelt $4,717; Mr. Hertlein $4,488; Mr. Levinson $4,717;
    Mr. Sherman $4,717. Amounts paid towards financial counseling in the eleven months ended March 31, 1994 were: Mr. Davis
    $10,000; Mr. Oresman $12,543. Aggregate amounts to be paid through the term of the executive's employment agreement in connection with termination of employment, as further described under "Employment/Termination Matters" below: Mr. Davis
    $11,140,634; Mr. Oresman $2,104,787; Mr. Jaffe $9,270,483; and Mr. Sherman $1,173,060.

                                   Aggregate Option Exercises During the Eleven Months Ended
                                       March 31, 1994 and Option Values at March 31, 1994
                                   ---------------------------------------------------------
                                                                   Number of Unexercised      Value of Unexercised In-the-Money
                                                               options at March 31, 1994(#)      options at March 31, 1994($)
                         Shares Acquired         Value     --------------------------------------------------------------------
   Name                    on Exercise        Realized($)     Exercisable     Unexercisable     Exercisable     Unexercisable
- -------------------------------------------------------------------------------------------------------------------------------
   Frank J. Biondi, Jr.            N/A                N/A                0                 0               0                 0
   Martin S. Davis             150,000         $6,768,750                0                 0               0                 0
   Stanley R. Jaffe            233,332         $8,254,120                0                 0               0                 0
   Donald Oresman              400,000        $19,042,249                0                 0               0                 0
   Earl H. Doppelt              20,075           $730,591                0            10,000               0                 0
   Rudolph L. Hertlein          16,750           $625,719                0            15,000               0                 0
   Lawrence E. Levinson         38,950         $1,898,419                0                 0               0                 0
   Jerry Sherman                33,000         $1,277,694                0            22,500               0                 0


                                    Long-Term Incentive Plan Awards
                                    -------------------------------
                                                                           Estimated Future Payments
                                                                       under Non-Stock Price Based Plans
                                                                       ---------------------------------
                                        Performance or Other Period
   Name                                Until Maturation or Payment(b)                Target(b)
   ----                                ------------------------------                ---------
   Frank J. Biondi, Jr.(a)                           N/A                                   N/A
   Martin S. Davis(a)                                N/A                                   N/A
   Stanley R. Jaffe(a)                               N/A                                   N/A
   Donald Oresman(a)                                 N/A                                   N/A
   Earl H. Doppelt(a)                                N/A                                   N/A
   Rudolph L. Hertlein                             4 years                             $57,800
   Lawrence E. Levinson                            4 years                             $68,100
   Jerry Sherman(a)                                  N/A                                   N/A

- ----------------
           (a) The arrangements with Messrs. Davis, Jaffe, Oresman and Sherman, described under "Employment/Termination Matters"
below, are in lieu of any future payments under this Plan.  Mr. Doppelt resigned May 20, 1994 and will receive no future payments under this Plan.  Mr. Biondi does not participate in this Plan.
           (b) Prior to the Merger, under the Company's Long Term Performance Plan, a target award opportunity for each year of the normal four-year performance cycle was determined at the beginning of that year by the Compensation Committee for each participant.  Payment was dependent upon the achievement by the Company of an operating income target for each year of the four-year cycle, which was set at the beginning of each year by the Compensation Committee, as well as upon the participant's individual performance.  Subsequent to the Merger, the Company has not yet determined the form in which the Plan may be continued, and no determination has been made as to whether or how the awards under the Plan will be made for any future performance cycle.
Accordingly, the amount included under the "Target" column above represents the actual payment to the participant under the Plan's four-year cycle ended October 31, 1993.  The final awards under the Plan are determined by the Compensation Committee in its sole discretion.

                                                             Pension Plan
                                                             ------------

                                                       Years of Benefit Service
                    ----------------------------------------------------------------------------------------------
      Average
  Annual Covered
   Compensation          10              15              20             25             30              35
   ------------          --              --              --             --             --              --
     $200,000.00       $38,300.00      $57,400.00      $76,600.00      $85,700.00      $94,800.00      $104,000.00
   $1,000,000.00      $198,300.00     $297,400.00     $396,600.00     $445,700.00     $494,800.00      $544,000.00
   $2,000,000.00      $398,300.00     $597,400.00     $796,600.00     $895,700.00     $994,800.00    $1,094,000.00
   $2,500,000.00      $498,300.00     $747,400.00     $996,600.00   $1,120,700.00   $1,244,800.00    $1,369,000.00
   $3,000,000.00      $598,300.00     $897,400.00   $1,196,600.00   $1,345,700.00   $1,494,800.00    $1,644,000.00
   $4,000,000.00      $798,300.00   $1,197,400.00   $1,596,600.00   $1,795,700.00   $1,994,800.00    $2,194,000.00
   $5,000,000.00      $998,300.00   $1,497,400.00   $1,996,600.00   $2,245,700.00   $2,494,800.00    $2,744,000.00


          Under the Paramount Communications Retirement Plan and the Supplemental Executive Retirement Plan ("SERP") for certain key executives, an eligible employee will receive a benefit at retirement that is based upon the employee's number of years of benefit service and average pensionable compensation (salary plus annual bonus) during, in the case of the Retirement Plan, the highest five consecutive years of the employee's final 10 years of service, and, in the case of the SERP, the highest five twelve-month periods out of the final 10 twelve-month periods, reduced by certain social security benefits. The benefits under the SERP are not subject to the Internal Revenue Code provisions that limit benefits under the Retirement Plan. For a single employee, the benefits are straight-life annuity amounts. As of March 31, 1994, the years of benefit service (giving effect to minimum years of service under the SERP) that have been credited are: Mr. Davis-36.2; Mr. Biondi-0; Mr. Jaffe-10; Mr. Oresman-10.4; Mr. Doppelt-10.10; Mr. Hertlein-18.9; Mr. Levinson-25.2; and Mr. Sherman-14.11. The foregoing table illustrates, for representative average annual pensionable compensation and years of benefit service classifications, the annual retirement benefit payable to employees under the Plans upon retirement in 1994 at age 65, based on the straight-life annuity form of benefit and social security benefits in effect at March 31, 1994. Messrs. Doppelt and Hertlein do not participate in the SERP and consequently, the amounts set forth in the above table would be reduced for them pursuant to IRS regulations.

                         Employment/Termination Matters

          Mr. Hertlein's agreement, expiring September 10, 1995, provides for a salary of $225,000. If his employment is terminated other than for cause he is entitled to receive (i) salary for the longer of the remainder of the agreement or 12 months after the date of such termination and (ii) a "norm" bonus under the Corporation's bonus plans. On disability or death, he or his estate will receive his salary for the shorter of the remainder of the term or six months (in the event of disability) and one year (in the event of death). In the event of a change of control, (a) the employment term is extended for a period of three years, (b) if he is terminated other than for cause or he terminates his employment for Good Reason, he is entitled to receive annually for the remainder of the term his highest salary and the average of his most recent three bonuses and (c) in the event of his disability or death, he or his estate will receive his salary for the remainder of the term. Good Reason includes diminution in authority, reduction in compensation or failing to increase compensation commensurate with other senior officers, change of location or adverse modification of bonus, benefit plans or fringe benefits. Mr. Levinson's employment agreement, expiring November 30, 1994, provides for a salary of $275,000. At the end of the term Mr. Levinson is eligible for a severance payment of not less than 26 weeks of his base salary.

          In connection with the Merger, Messrs. Davis and Oresman resigned from the Company and retired. Pursuant to their employment agreements with the Company, Mr. Davis will receive, commencing March 22, 1994 until February 22, 1997, payments of $317,322 per month, and Mr. Oresman will receive, commencing March 22, 1994 until December 12, 1995, payments of $101,633 per month. In connection with the Merger, Mr. Jaffe's employment was terminated. Pursuant to his employment agreement with the Company, Mr. Jaffe will receive, commencing April 15, 1994 until February 22, 1997, payments of $240,523 per month. Mr. Jaffe also will receive a pro-rata bonus of $968,635 and the Company will pay the cost of medical, dental and life insurance coverage through February 22, 1997. Mr. Jaffe will receive $32,063 to cover the estimated cost of taxes related to these benefits. In connection with the Merger, Mr. Sherman retired. Pursuant to his employment agreement with the Company, Mr. Sherman will receive, commencing May 17, 1994 until March 27, 1997, payments equal to $275,000 per year. Mr. Sherman also will receive a pro-rata bonus of $85,762 and a payment of $300,000 on March 27, 1997.

          The Annual Performance Plan and Long-Term Performance Plan provide for termination of the plans on a change of control if the Chief Executive Officer certifies that a change of control has occurred. On termination, participants will receive, with respect to each performance period which has commenced prior to such termination date, an amount of cash determined as if the participants had completed each performance period. Performance for periods not completed will be based upon actual performance or, if not available, business plan forecasts. Under the Annual Plan, for any period for which performance targets are not available, the award is based on a percentage of the participant's salary. Under the Long-Term Plan, the Corporation's performance for any period for which goals or business plan forecasts are not available will be based on the average of the amounts so determined for such prior period. Subsequent to the Merger, the Company has not yet determined the form in which either of these Plans may be continued.

                             Director's Compensation

          As a wholly owned subsidiary of Viacom Inc., the Company's Board of Directors is the same as that of Viacom. The Directors who are not employees receive compensation for their service on Viacom's Board, but no separate compensation as Directors of the Company. Directors who are employees receive no compensation for their service as Board members.

           Compensation Committee Interlocks and Insider Participation

          Prior to March 15, 1994, the Compensation Committee members were Mr. Samuel Silberman, Miss Grace Fippinger, Mr. Lawrence Small and Mr. George Weissman. Mr. Silberman was Chairman of the Board of Consolidated Cigar Corporation when the Company acquired it in 1968. In 1969, Mr. Silberman retired from that position. The Company sold Consolidated Cigar in 1983. The Company's Compensation Committee now consists of Messrs. Abrams, Ferguson, Huizenga, Miller, Brent Redstone, Sumner Redstone, Salerno and Schwartz, who are the members of Viacom's Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          Viacom Inc., 1515 Broadway, New York, New York 10036, owns 100% of the outstanding capital stock of the Company.

Item 13.  Certain Relationships and Related Transactions.

          The Company became a majority owned subsidiary of Viacom in March, 1994, after which the Company and Viacom began to integrate their operations and entered into various transactions in the ordinary course of business consistent with the Company's status as an operating subsidiary. On the Merger, the Company became a wholly owned subsidiary of Viacom.

PARAMOUNT COMMUNICATIONS INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT  COMMUNICATIONS INC.


Date:  August 12, 1994                         By:   /s/ Philippe P. Dauman
                                                     -------------------------
                                                         Philippe P. Dauman
                                                      Executive Vice President,
                                                         General Counsel and
                                                    Chief Administrative Officer