Form 10-Q
period 1994-06-30
PARAMOUNT COMMUNICATIONS INC /DE/
filed 1994-08-19
CIK 44482

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549
                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1994
                                                   -------------

                           Commission file number 1-5404
                                                  ------


                       Paramount Communications Inc.
     -----------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               Delaware                                     74-1330475
     ----------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

         1515  Broadway, New York, N.Y.                          10036
     ----------------------------------------------------------------------
     (Address of principal executive offices)               (Zip code)

     Registrant's telephone number, including area code   (212) 258-6000
                                                       ---------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.
               ---   -

     Number of shares of Common Stock outstanding at July 31, 1994:

       Common Stock, no par value  - 100.

                            PARAMOUNT COMMUNICATIONS INC.



                                        INDEX


                                                                                                         Page
                                                                                                         ----
        Part I. Financial Information

                Consolidated Statement of Earnings
                   Three Months Ended June 30, 1994, June 30, 1993 and July 31, 1993                      3

                Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                          4

                Consolidated Balance Sheet
                   June  30, 1994 and March 31, 1994                                                      8

                Consolidated Statement of Cash Flows
                   Three Months Ended June 30, 1994 and July 31, 1993                                     9

                Notes to Consolidated Financial Statements                                               10

        Part II. Other Information                                                                       12

                            PARAMOUNT COMMUNICATIONS INC.

                            PART I. FINANCIAL INFORMATION

                          CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)




                                                                                Three Months Ended      Three months Ended
                                                                                     June 30,                 July 31,
                                                                                ------------------      ------------------
                                                                              1994            1993             1993
                                                                              -----           ----             ----
                                                                               (In millions, except per share)

        Revenues                                                          $1,198.6      $1,109.9          $1,351.7

        Cost of goods sold                                                   791.1         729.8             842.4
        Selling, general and administrative expenses                         332.5         346.9             318.7
                                                                          --------      --------          --------
                                                                           1,123.6       1,076.7           1,161.1
                                                                          --------      --------          --------

        Operating Income                                                      75.0          33.2             190.6

        Other expense                                                         (7.2)         (2.9)             (0.8)

        Interest and other investment income (expense):
          Interest expense                                                   (26.4)        (22.8)            (21.0)
          Interest and other investment income                                10.7          18.6              16.4
                                                                            ------        ------            ------
                                                                             (15.7)         (4.2)             (4.6)
                                                                            --------      -------           -------

        Earnings before Income Taxes                                          52.1          26.1             185.2
        Provision for income taxes                                            18.3           8.9              64.8
                                                                            ------        ------              ----

        Net Earnings                                                         $33.8         $17.2            $120.4
                                                                             =====         =====            ======

        Average common and common equivalent
           shares outstanding                                                122.8         119.6             119.8

        Net earnings per share                                                $0.28         $0.14             $1.01
        Cash dividends declared per common share                              --            $0.20             $0.20

                   See notes to consolidated financial statements.

                            PARAMOUNT COMMUNICATIONS INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

          As a result of the Tender Offer and Merger (see Note B of Notes to Consolidated Financial Statements), in March 1994, Paramount Communications Inc. (Company) became a majority owned subsidiary of Viacom Inc. and, in July 1994, the Company became a wholly owned subsidiary of Viacom Inc. The Company operates in the entertainment and publishing businesses.

       Entertainment

          Entertainment segment revenues decreased 1% to $729.5 million from $733.9 million while operating income decreased 28% for the three months ended June 30, 1994 compared with the same prior-year period.

       Features
          Revenues from features decreased 14% to $235.8 million from $273.0 million for the three months ended June 30, 1994 compared with the same prior-year period. Theatrical revenues decreased due principally to the domestic success of Indecent Proposal during 1993. Home video operations and syndication revenues decreased, while pay cable revenues increased.

          Features operating loss was $6.0 million for the three months ended June 30, 1994 compared with operating income of $28.1 million for the comparable prior-year period. Theatrical results declined due to higher feature write-downs in the current year. In addition, results for the current period were negatively impacted by higher scenario reserves related to increased development activity. Home video operations and syndication operating income decreased in the current quarter due to a less profitable mix of titles. Pay cable results increased in the current three-month period reflecting the increased revenues.

       Television
          Television programming revenues decreased 9% to $154.1 million for the three months ended June 30, 1994 from $169.3 million for the same prior-year period. Revenues from network series product declined in the current quarter due to the absence of license fees for the final season of Cheers and decreased licenses fees due to decreased series production. Revenues from first-run series product increased for the current three months, as contributions from Star Trek: Deep Space Nine, The Untouchables and Leeza, more than offset lower revenues of The Arsenio Hall Show.

          Television programming operating income increased 54% to $17.9 million in the current three months ended June 30, 1994 from $11.6 million for the same prior-year period. Results from network series product increased in the current period because of lower programming costs. First-run series product operating income increased reflecting the increased revenues.

       Station and Network
          The Station and Network group operating income increased 57% to $27.1 million for the three months ended June 30, 1994 from $17.2 million for the same prior-year period. The Paramount Stations Group operating income increased due to contributions from the September 1993 acquisition of WKBD-TV in Detroit as well as higher advertising sales. USA

                            PARAMOUNT COMMUNICATIONS INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Networks, the Company's 50%-owned cable operations, contributed increased operating income in the current-year period as compared with the same prior-year period.

       Theaters
          Theatrical exhibition revenues decreased 8% to $31.6 million for the three months ended June 30, 1994 from $34.4 million for the same prior-year period principally due to unfavorable exchange rates. Operating income increased 149% to $3.4 million for the three months ended June 30, 1994 from $1.4 million for the same prior-year period primarily led by better results at the Company's Canadian chain, Famous Players, increased profitability of foreign joint ventures, partially offset by lower results of Cinamerica, the Company's 50%- owned domestic theater operation.

       Madison Square Garden
          Revenues for Madison Square Garden increased by 37% to $113.0 million for the current quarter from $82.2 million for the same prior-year period. The sports teams revenues increased 62% in the
       current quarter as a result of   increased playoff activity over the
       prior year. The current period also included higher revenue from an increased number of live entertainment events in the Arena and The Paramount, increased MSG Network subscriber levels and advertising sales and greater concession revenues.

          Operating loss of $1.2 million for the current quarter compared with $1.7 million in the same prior-year period, reflecting increased revenues partially offset by higher sports team and MSG Network operating expenses.

       Paramount Parks
          Revenues for Paramount Parks increased 10% to $128.9 million in the current quarter from $117.5 million in the same prior-year period, reflecting the full quarter contribution from the acquisition of Paramount Canada's Wonderland in 1993, partially offset by a decrease in attendance at the Parks. Operating income decreased 32% to $11.1 million in the current quarter from $16.3 million in the same prior-year quarter reflecting decreased attendance revenues.


       Publishing

          Publishing revenues increased 25% in the three months ended June 30, 1994 to $469.1 million from $376.0 million in the same prior-year period. Publishing operating income was $35.8 million for the three months ended June 30, 1994 compared with an operating loss of $16.5 million for the same prior-year period. The results for the three months ended June 30, 1994 include contributions from the February 1994 acquisition of Macmillan Publishing Company and certain other assets of Macmillan Inc. (the "Macmillan Acquisition").

       Consumer
          Revenues increased 47% to $117.7 million for the three months ended June 30, 1994 from $79.9 million in the same prior-year period. These increases were primarily due to contributions from frontlist hardcover titles at the Simon & Schuster trade division and audio releases of successful titles. Additionally, the current-year period benefited from increased sales of children's books and the Free Press division, both from the Macmillan Acquisition.

          Consumer publishing operating income increased 77% to $12.9 million for the three months ended June 30, 1994 from $7.3 million for the same prior-year period reflecting the increased revenues, partially offset by increased product support and development and operating expenses in the current three month period.

       Business, Technical and Professional
          Revenues increased 25% to $110.8 million for the three months ended June 30, 1994 from $88.7 million in the same prior-year quarter, reflecting higher sales of newly released computer titles and contributions from the Macmillan Acquisition.

          Operating income was $7.2 million for the three months ended June 30, 1994 compared with an operating loss of $3.8 million for the same prior-year quarter reflecting higher revenues, partially offset by increased product development and support expenses.

                            PARAMOUNT COMMUNICATIONS INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Education
          Revenues increased 10% to $191.3 million for the three months ended June 30, 1994 from $173.9 million for the same prior-year period. Elementary education revenues declined 12% for the quarter to $67.6 million from $76.6 million in the prior-year quarter reflecting decreased adoption opportunities and reduced sales of previously adopted products. Secondary education revenues decreased 2% to $33.7 million in the current quarter from $34.4 million in the prior-year quarter reflecting decreased adoption opportunities, partially offset by the success of the latest language arts and science products. Revenues at higher education increased 51%, to $69.9 million in the current quarter from $46.3 million in the prior-year quarter reflecting contributions from the Macmillan Acquisition and increased sales of textbooks, primarily in math, science, business, economics and career disciplines. Educational technology revenues rose 22% to $20.2 million in the current quarter from $16.5 million in the prior-year quarter, primarily due to increased sales of computer learning stations and sales of related software products.

          Operating income decreased 3% in the current three months reflecting increased product development and support expenses, partially offset by increased revenues.

       International
          Revenues increased 41% to $55.0 million in the current quarter from $39.1 million for the same prior-year quarter. Sales gains occured in Asia, Australia and Mexico, largely attributable to improved sales of educational products and computer books, along with the contributions from the acquisition of a German computer book publisher and the Macmillan Acquisition.

          Operating income increased 110% to $8.5 million for the current quarter from $4.0 million for the same prior-year quarter reflecting increased sales, partially offset by increased product support and operating expenses.

          Corporate administrative expenses benefited in 1994 from the non-recurrance of a $35 million charge that occured in 1993 related to the write-down to net realizable value of certain publishing operations real estate, expected to be sold, and a provision for relocation costs in connection with the planned move of publishing operations and corporate headquarters.

       Interest and Other Investment Income (Expense), Net

          Earnings for the current-year period reflect net interest and other investment expense of $15.7 million, compared with net interest and other investment expense of $4.2 million for the prior-year three-month period. This increase stems primarily from lower interest and other investment income because of lower average cash equivalents and short-term investments and increased interest expense from net increased borrowings. The lower average cash equivalents and short-term investments and increased borrowings were primarily a result of acquisitions and the funding of the working capital requirements of the Company.

       The Company has entered into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure and/or take advantage of changes in interest rates. The Company accrues as interest expense/income the differential to be paid or received under the agreements as interest rates change over the contract period. At June 30, 1994, the Company had interest rate swap agreements outstanding with major financial institutions in the amount of $1.7 billion (notional amount), of which only $1.1 billion represents interest rate exposure. These agreements change certain of the Company's fixed and variable rate interest costs to alternative variable rates over the terms of the underlying agreements. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by counterparties.

       Other

          The effective rate for income taxes was 35% in the three months ended June 30, 1994 compared with a 34% rate for the comparable prior-year period.

          Corporate expenses were $13.8 million for the current-year period compared with $23.9 million for the same prior-year period, reflecting lower compensation costs due to the Merger (See Note B of Notes to Consolidated Financial Statements) and the relocation expenses recorded in the prior year.

                            PARAMOUNT COMMUNICATIONS INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       LIQUIDITY AND CAPITAL RESOURCES

          As a result of the Tender Offer and Merger (see Note B of Notes to Consolidated Financial Statements), in March 1994, Paramount Communication Inc. (Company) became a majority owned subsidiary of Viacom Inc. and, in July 1994, the Company became a wholly owned subsidiary of Viacom Inc.

          Viacom Inc. expects to fund its anticipated operating, investing and financing cash requirements, with internally generated funds and with various external sources of funds, including additional financings and the sale of non-strategic assets, as such opportunities may arise, such as the exploration of the sale of the operations of Madison Square Garden and certain non-core publishing assets.

          On July 1, 1994, Viacom Inc. entered into an aggregate $6.489 billion credit agreement (Viacom Credit Agreement) and Viacom International Inc. and certain of it subsidiaries entered into a $311 million credit agreement (Viacom International Credit Agreement) each with certain banks, the proceeds of which were used to refinance bank debt of Viacom Inc. , Viacom International and the Company. The Viacom International Credit Agreement is guaranteed by the Company and Viacom Inc. Viacom Inc. and the Company guarantee the Viacom Credit Agreement.

       Viacom Inc. filed a shelf registration statement with the Securities and Exchange Commission (SEC) registering $3 billion of debt securities and preferred stock. Any debt issued would be guaranteed by Viacom International and the Company. Effectiveness of the shelf registration is still pending with the SEC.

          The Company depended primarily on internal cash flow and external borrowings to finance its operations during the three months ended June 30, 1994. In connection with the Merger described in Note B to the consolidated financial statements, subsequent to its January 1994 dividend, the Company has discontinued its regular quarterly dividend payment.

          The Company and BHC Communications, Inc., which is majority-owned by Chris-Craft Industries, Inc., have formed the United Paramount Network which will provide prime-time television programming primarily to broadcast affiliates nationwide in competition with the three major networks and the Fox Broadcasting Network. The network is expected to begin operations in January 1995.

          Total debt as a percentage of total capitalization was 23% at June 30, 1994 and 20% at March 31, 1994, reflecting increased borrowings under revolving loan agreements.

                            PARAMOUNT COMMUNICATIONS INC.

                             CONSOLIDATED BALANCE SHEET

                                                                                                   June 30,      March 31,
                                                                                                      1994         1994
                                                                                                      ----         ----
                                                                                                    (Unaudited)   (Note)
                                                                                                        (In millions)
           ASSETS
           Current Assets
             Cash and cash equivalents                                                          $    305.2      $  239.3
             Short-term investments                                                                   66.4          67.3
             Trade receivables                                                                     1,000.9         914.3
             Inventories - Note D                                                                    758.3         699.2
             Prepaid income taxes                                                                    315.9         303.5
             Prepaid expenses and other                                                              500.2         491.9
                                                                                                ----------      --------
               Total Current Assets                                                                2,946.9       2,715.5
           Property, Plant and Equipment
             Land                                                                                    268.2         267.1
             Buildings                                                                               669.7         665.6
             Machinery, equipment and other                                                          753.8         733.2
                                                                                                ----------      --------
                                                                                                   1,691.7       1,665.9
              Less allowance for depreciation                                                        437.0         409.2
                                                                                                ----------      --------
                                                                                                   1,254.7       1,256.7
           Other Assets
             Investment in affiliated companies                                                      206.5         211.2
             Noncurrent receivables and inventories - Note D                                         758.0         773.1
             Intangible assets                                                                     2,085.4       2,093.5
             Deferred costs and other                                                                543.0         558.0
                                                                                                ----------      --------
                                                                                                   3,592.9       3,635.8
                                                                                                ----------      --------
                                                                                                $  7,794.5      $7,608.0
                                                                                                ==========      ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
           Current Liabilities
             Current maturities of long-term debt                                               $     10.9      $   35.6
             Trade accounts payable                                                                  180.5         201.6
             Income taxes payable                                                                     --            19.6
             Accrued expenses and other                                                            1,497.9       1,484.4
                                                                                                ----------      --------
                Total Current Liabilities                                                          1,689.3       1,741.2
           Deferred Liabilities                                                                      770.0         795.3
           Long-Term Debt, net of current maturities                                               1,226.9         998.4
           Stockholders' Equity
             Common Stock, recorded at $1.00 par value; 600,000,000 shares authorized; shares outstanding, 122,792,910
                (excluding 25,069,138 shares held in treasury)                                       122.8         122.8
             Paid-in surplus                                                                         958.0         957.7
             Retained earnings                                                                     3,050.3       3,016.5
             Cumulative translation adjustments                                                      (22.8)        (23.9)
                                                                                                -----------     --------
                                                                                                   4,108.3       4,073.1
                                                                                                ----------      --------
                                                                                                $  7,794.5      $7,608.0
                                                                                                ==========      ========

       Note:  Derived from audited financial statements.
                   See notes to consolidated financial statements.

                            PARAMOUNT COMMUNICATIONS INC.

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                                                                  Three Months Ended
                                                                                                  ------------------
                                                                                               June 30,         July 31,
                                                                                                1994             1993
                                                                                                ----             ----
                                                                                                  (In millions)
           Cash Flows from Operating Activities
           Net earnings                                                                           $   33.8      $  120.4
              Non-cash expenses
                Depreciation                                                                          31.4          32.6
                Deferred income taxes                                                                (36.6)          1.8
                Amortization of intangible assets                                                     11.0          17.4
                Amortization of pre-publication costs                                                 23.1          34.4
              Theatrical and television inventories and broadcast rights
                Gross additions                                                                     (233.1)       (264.4)
                Amortization                                                                         204.0         254.6
              Decrease in network features and syndication licenses                                    3.3           8.1
              Increase in pre-publication costs                                                      (36.1)        (16.8)
              Increase in trade receivables                                                         (123.7)       (276.7)
              Decrease in inventories (other than theatrical and television)                           3.7          18.6
              (Increase) decrease in prepaid expenses                                                 (8.2)         44.7
              Decrease in trade accounts payable                                                     (21.0)        (36.2)
              Increase in prepaid taxes and income taxes payable                                      52.1          31.2
              Increase in accrued expense and other                                                   13.4          55.7
              Other, net                                                                             (28.1)        (34.9)
                                                                                                  ----------    ---------
                Net cash flows used for operating activities                                        (111.0)         (9.5)

           Cash Flows from Investment and Other Activities
              Expenditures for property, plant and equipment (excluding capitalized leases)           (29.7)       (33.4)
              Purchase price of acquired businesses (net of acquired cash)                              --         (52.3)
              Decrease in short-term investments, net                                                  0.9         (32.3)
              Other, net                                                                               3.4           3.4
                                                                                                  --------      ---------
                Net cash flows provided from investment and other activities                         (25.4)       (114.6)

           Cash Flows from Financing Activities
              Proceeds of long-term debt                                                             220.0         298.8
              Payments of long-term debt                                                             (17.7)       (134.0)
              Issuance of Common Stock (excluding grants to employees)                                --             7.4
              Dividends                                                                               --           (23.7)
                                                                                                    ------      ---------
                Net cash flows provided from financing activities                                    202.3         148.5
                                                                                                  --------      --------
           Increase in Cash and Cash Equivalents                                                      65.9          24.4
           Cash and Cash Equivalents at Beginning of  Period                                         239.3         372.6
                                                                                                  --------      --------
           Cash and Cash Equivalents at End of Period                                             $  305.2      $  397.0
                                                                                                  ========      ========

                   See notes to consolidated financial statements.

                            PARAMOUNT COMMUNICATIONS INC.
                     NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


       Note A - Basis of Presentation


       The accompanying consolidated financial statements of Paramount Communications Inc. and its consolidated subsidiaries (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's transition report on Form 10-K for the eleven months ended March 31,
       1994), as amended.

       The consolidated financial statements are stated on an historical basis and do not reflect adjustments made in connection with the Merger (as defined in Note B).

       Change in Fiscal Year End

          In March 1994, the Board of Directors approved a change in the Company's fiscal year end to March 31 from April 30.


       Note B - Tender Offer and Merger

          In March 1994, Viacom Inc. acquired a majority of the Company's common stock outstanding at a price of $107 per share in cash. On July 7, 1994, the Company became a wholly owned subsidiary of Viacom Inc. (the "Merger") at the effective time of the merger between the Company and a subsidiary of Viacom Inc. Each share of the Company's common stock outstanding at the time of the Merger (other than shares held in the treasury of Paramount or owned by Viacom Inc. and other than shares held by any stockholders who shall have demanded and perfected appraisal rights) was converted into the right to receive
       (i) 0.93065 of a share of Class B Common Stock, (ii) $17.50 principal amount of 8% exchangeable subordinated debentures ("8% Debentures") of Viacom Inc., (iii) 0.93065 of a contingent value right ("CVR"), (iv)
       0.5 of a warrant to purchase one share of Class B Common Stock at any time prior to the third anniversary of the Merger at a price of $60 per share, and (v) 0.3 of a warrant to purchase one share of Class B Common Stock at any time prior to the fifth anniversary of the Merger at a price of $70 per share.


       Note C - Acquisition and Disposition of Businesses

          The Company and BHC Communications, Inc., which is majority-owned by Chris-Craft Industries, Inc., have formed the United Paramount Network which will provide prime-time television programming primarily to broadcast affiliates nationwide in competition with the three major networks and the Fox Broadcasting Network. The network is expected to begin operations in January 1995.

          In February 1994, the Company acquired Macmillan Publishing Company and certain other assets of Macmillan Inc. (Macmillan), a leading book publisher, for approximately $553 million.

          In September 1993, the Company purchased television station WKBD-TV
       (WKBD) in Detroit from Cox Enterprises Inc. for approximately $105 million.

          In May 1993, the Company purchased the remaining 80% it did not own of Canada's Wonderland, Inc., later renamed Paramount Canada's Wonderland, Inc., a Canadian theme park, for approximately $52 million.

          During the periods ended June 30, 1994 and 1993, the Company also acquired or sold certain other businesses. The contributions of these businesses in the aggregate were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis.

                            PARAMOUNT COMMUNICATIONS INC.
                     NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS

       Note D  Inventories

          Inventories are stated at lower of cost or net realizable value as follows (in millions):

                                                            June 30,   March 31,
                                                             1994        1994
                                                             ----        ----
       Current

          Finished goods                                     $  275.7   $278.5
          Work in process                                        17.8     19.2
          Materials and supplies                                 32.2     31.7
                                                               ------   ------
                                                                325.7    329.4
        Theatrical and television productions
          Released                                              232.2    226.0
          Completed, not released                               108.3     29.2
          In process and other                                   36.4     46.3
                                                               ------   ------
                                                                376.9    301.5

        Broadcast rights.                                        55.7     68.3
                                                               ------   ------
           Total current                                        758.3    699.2
                                                               ------   ------
       Noncurrent
        Theatrical and television productions
          Released                                              136.8    130.4
          In process and other                                  293.5    305.9
                                                               ------   ------
                                                                430.3    436.3
        Broadcast rights                                        109.1    136.8
                                                               ------   ------
           Total noncurrent                                     539.4    573.1
                                                               ------  ------
           Total                                             $1,297.7 $1,272.3
                                                              ======= ========

                            PARAMOUNT COMMUNICATIONS INC.

                             PART II. OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K.

       (a)      Exhibits - None

       (b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended June 30, 1994.

                            PARAMOUNT COMMUNICATIONS INC.


                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PARAMOUNT COMMUNICATIONS INC.



       Date:   August 19, 1994                By: /s/ George S. Smith, Jr.
                                              --------------------------------
                                                     George S. Smith, Jr.
                                                    Senior Vice President
                                                 and Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)