Form 10-Q
period 1994-09-30
PARAMOUNT COMMUNICATIONS INC /DE/
filed 1994-11-21
CIK 44482

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994

                          Commission file number 1-5404


                             Paramount Communications Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    74-1330475
- -------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

    1515  Broadway, New York, N.Y.                        10036
- -------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code   (212) 258-6000
                                                  -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.

Number of shares of Common Stock outstanding at October 31, 1994:

     Common Stock, no par value  - 100.

                          PARAMOUNT COMMUNICATIONS INC.



                                      INDEX



                                                                        Page

Part I. Financial Information

        Consolidated Statements of Earnings
          Three Months Ended September 30, 1994, June 30,1994, and
          October 31, 1993 and Six Months Ended October 31, 1993.......    3

        Consolidated Balance Sheets
          September 30, 1994 and March 31, 1994........................    4

        Consolidated Statements of Cash Flows
          Three Months Ended September 30, 1994, June 30, 1994,
          and Six Months Ended October 31, 1993........................    5

        Notes to Consolidated Financial Statements.....................    6

        Management's Discussion and Analysis of
          Financial Condition and Results of Operations................    9

Part II. Other Information.............................................   14

                          PARAMOUNT COMMUNICATIONS INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited, In Millions)

                                                                                         Predecessor Company
                                                                       ------------------------------------------------------
                                                   Three Months        Three Months         Three months          Six months
                                                       Ended              Ended               Ended                 Ended
                                                    September 30,        June 30,           October 31,           October 31,
                                                       1994                1994               1993                  1993
                                                       ----                ----               ----                  ----
Revenues                                            $1,596.5            $1,085.6            $1,328.6             $ 2,622.7

Cost of goods sold                                     952.1               680.6               850.2               1,630.5
Selling, general and administrative expenses           319.2               328.8               310.3                 624.9
                                                    --------            --------            --------             ---------
                                                     1,271.3             1,009.4             1,160.5               2,255.4
                                                    --------            --------            --------             ---------

Operating Income                                       325.2                76.2               168.1                 367.3

Other expense                                           (5.3)               (7.2)               (2.8)                 (3.5)

Interest and other investment income (expense)
   Interest expense                                    (25.4)              (26.4)              (25.1)                (46.1)
   Interest and other investment income                 11.8                 10.7               17.0                  33.4
                                                    --------            ----------            --------             ---------
                                                       (13.6)               (15.7)              (8.1)                (12.7)
                                                    ---------           ----------            --------             ---------

Earnings before Income Taxes                           306.3                 53.3              157.2                 351.1
Provision for income taxes                             148.0                 18.7               55.0                 122.9
                                                    ---------           ----------            --------             ---------
Net Earnings from Continuing Operations                158.3                 34.6              102.2                 228.2

  Net loss from discontinued operations, net of tax
       (Note D)                                         (7.8)                (0.8)             (5.4)                 (11.0)
                                                    ---------           ----------          ----------            ----------
Net Earnings                                        $  150.5             $   33.8           $  96.8               $  217.2
                                                    --------            --------            --------              ---------
                                                    --------            --------            --------              ---------


                See notes to consolidated financial statements.

                          PARAMOUNT COMMUNICATIONS INC.

                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, In Millions)
                                                            Predecessor
                                                              Company
                                   September 30,              March 31,
                                       1994                     1994
                                       ----                     ----
ASSETS

Current Assets
   Cash and cash equivalents         $   310.2             $      241.8
   Short-term investments                 67.1                     67.3
   Trade receivables                   1,177.7                    869.7
   Inventories - Note C                  702.7                    659.7
   Prepaid expenses and other            548.6                    782.7
   Net assets of discontinued
     operation - Note D                  754.4                    404.2
                                     ---------             ------------
            Total Current Assets       3,560.7                  3,025.4

Property and equipment                 1,176.6                  1,295.5
   Less accumulated depreciation         (34.4)                  (357.5)
                                     ---------             ------------
                                       1,142.2                    938.0
Other Assets
   Receivable from Viacom Inc.           262.3                       --
   Noncurrent receivables and
    inventories                        1,029.7                    730.8
   Intangible assets                   7,207.2                  2,070.1
   Deferred costs and other            1,376.1                    741.4
                                     ---------             ------------
                                       9,875.3                  3,542.3
                                     ---------             ------------
                                     $14,578.2             $    7,505.7
                                     ---------             ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term
     debt                           $     11.2             $       35.6
   Trade accounts payable                193.5                    200.6
   Income taxes payable                  189.9                     19.6
   Accrued expenses and other          2,163.8                  1,449.6
                                     ---------             ------------
          Total Current Liabilities    2,558.4                  1,705.4

Deferred Liabilities                   1,068.4                    728.8
Long-Term Debt, net of current
 maturities                              995.5                    998.4

Stockholders' Equity
   Common Stock, no par value, 100
     shares authorized and outstanding;     --                       --
   Predecessor Company common stock
     $1.00 par value; 600,000,000 shares
     authorized; shares outstanding,
     122,792,910 (excluding 25,069,138
     shares held in treasury)               --                    122.8
   Paid-in surplus (Parent Company)    9,805.4                       --
   Paid-in surplus                          --                    957.7
   Retained earnings                     150.5                  3,016.5
   Cumulative translation adjustment        --                    (23.9)
                                     ---------             ------------
                                       9,955.9                  4,073.1
                                     ---------             ------------
                                     $14,578.2             $    7,505.7
                                     ---------             ------------
                                     ---------             ------------




                 See notes to consolidated financial statements.

                          PARAMOUNT COMMUNICATIONS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited. In millions)

                                                                       Predecessor Company
                                           Three Months         Three Months         Six Months
                                               Ended                Ended               Ended
                                            September 30,          June 30,           October 31,
                                                1994                 1994                1993
                                                ----                 ----                ----
Cash Flows from Operating Activities
Net earnings                                $  150.5            $    33.8             $   217.2
    Non-cash expenses
      Depreciation                              34.4                 31.4                  60.0
       Deferred income taxes                    24.6                (36.6)                  1.9
       Amortization of intangible assets        25.6                 11.0                  43.5
       Amortization of pre-publication costs    35.4                 23.1                  59.3
    Theatrical and television inventories
     and broadcast rights
        Gross additions                       (260.3)              (233.1)               (629.6)
        Amortization                           241.0                204.0                 570.3
    (Increase) decrease in network
     features and syndication licenses         (28.3)                 3.3                 (65.4)
    Increase in pre-publication costs          (41.4)               (36.1)                (40.9)
    Increase in trade receivables             (189.5)              (123.7)               (220.4)
    (Increase) decrease in inventories
     (other than theatrical and television)    (15.3)                 3.7                  31.8
    Decrease (increase) in prepaid expenses    117.6                 (8.2)                 (0.6)
    Increase (decrease) in trade accounts
     payable                                    12.9                (21.0)                 (0.7)
    Increase in prepaid taxes and
     income taxes payable                       18.3                 52.1                  37.9
    Increase in accrued expense and other       36.9                 13.4                 106.3
    Other, net                                  87.3                (30.6)                 28.8
                                             -------               -------                ------
Net cash flows from operating activities       249.7               (113.5)                199.4

Cash Flows from Investment

    Expenditures for property, plant and
     equipment (excluding capitalized
     leases)                                   (21.1)               (29.7)                (73.9)
    Proceeds from sale of business              12.3                    --                   --
    Purchase price of acquired businesses
     (net of acquired cash)                       --                    --               (157.3)
    Proceeds from sale of short-term
     investments                                24.1                 53.2               1,005.7
    Payments for purchase of short-term
     investments                               (24.8)               (52.3)             (1,137.6)
    Other, net                                    .1                  3.4                  (1.9)
                                             -------               -------                ------

Net cash flows from investment activities       (9.4)               (25.4)               (365.0)


Cash Flows from Financing Activities
    Proceeds from long-term debt                 5.0                220.0                 298.8
    Payments of long-term debt                (240.3)               (17.7)               (136.7)
     Issuance of Common Stock
      (excluding grants to employees)             --                   --                  58.9
    Dividends                                     --                   --                 (47.4)
                                             -------               -------                ------
Net cash flows from financing activities      (235.3)               202.3                 173.6
                                             -------               -------                ------
Increase in Cash and Cash Equivalents            5.0                 63.4                   8.0
Cash and Cash Equivalents at Beginning of
   Period                                      305.2                241.8                 372.6
                                             -------               -------                ------
Cash and Cash Equivalents at End of Period  $  310.2            $   305.2             $   380.6
                                             -------               -------                ------
                                             -------               -------                ------

                 See notes to consolidated financial statements.

                          PARAMOUNT COMMUNICATIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

       In March 1994, Viacom Inc. acquired a majority of the Paramount Communications Inc. (the "Company") common stock outstanding at a price of $107 per share in cash. On July 7, 1994, the Company became a wholly owned subsidiary of Viacom Inc. (the "Merger") at the effective time of the merger between the Company and a subsidiary of Viacom Inc. ("Predecessor Company" is used for the pre-merger periods presented in the financial statements.) Each share of the Company's common stock outstanding at the time of the Merger (other than shares held in the treasury of the Company or owned by Viacom Inc. and other than shares held by any stockholders who demanded and perfected appraisal rights) was converted into the right to receive (i) 0.93065 of a share of Class B Common Stock, (ii) $17.50 principal amount of 8% exchangeable subordinated debentures ("8% Debentures") of Viacom Inc., (iii)
0.93065 of a contingent value right ("CVR"), (iv) 0.5 of a warrant to purchase one share of Class B Common Stock at any time prior to the third anniversary of the Merger at a price of $60 per share, and (v) 0.3 of a warrant to purchase one share of Class B Common Stock at any time prior to the fifth anniversary of the Merger at a price of $70 per share.

      The Merger has been accounted for by the purchase method of accounting. Accordingly, Viacom Inc.'s cost to acquire the Company has been allocated to the Company's assets and liabilities based on their respective fair values at the time of the Merger with the excess cost over the fair value of the net assets acquired allocated to goodwill. For financial statement presentation purposes, Viacom Inc.'s cost to acquire the Company has been included as an equity contribution in the September 30, 1994 balance sheet.

      As a result of the Merger and related purchase accounting adjustments, information contained in the consolidated balance sheet, statement of earnings and cash flows of the Company for the most recent period is not comparable to the corresponding information of the Predecessor Company.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's most recent annual report on Form 10-K.

     The financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and results of operations of the Company. Certain previously reported amounts have been reclassified to conform with the current presentation.

Change in Fiscal Year End

     In March 1994, the Board of Directors approved a change in the Company's fiscal year end to March 31 from April 30. Subsequently, the Company's fiscal year end will be December 31 to conform with that of Viacom Inc.


Note B - Acquisition and Disposition of Businesses

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

                          PARAMOUNT COMMUNICATIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During the periods presented, the Company also acquired or sold certain other businesses. The contributions of these businesses in the aggregate were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis.

Note C - Inventories

      Inventories are stated at lower of cost or net realizable value as follows (in millions):

                                                                                    Predecessor
                                                                                      Company
                                                           September 30,             March 31,
                                                               1994                    1994
                                                               ----                    ----
Current
     Finished goods                                       $     229.7             $     278.5
     Work in process                                             26.1                    19.2
     Materials and supplies                                      29.1                    30.7
                                                          -----------             -----------
                                                                284.9                   328.4
     Theatrical and television productions
     Released                                                   292.0                   226.0
     Completed, not released                                      1.3                    29.2
     In process and other                                        95.5                    46.3
                                                          -----------             -----------
                                                                388.8                   301.5
     Broadcast rights                                            29.0                    29.8
                                                          -----------             -----------
                    Total current                               702.7                   659.7
Noncurrent
     Theatrical and television productions
     Released                                                   593.0                   130.4
     In process and other                                       152.7                   305.9
                                                          -----------             -----------
                                                                745.7                   436.3
     Broadcast rights                                            64.5                    82.7
                                                          -----------             -----------
                    Total noncurrent                            810.2                   519.0
                              Total                        $  1,512.9              $  1,178.7
                                                          -----------             -----------
                                                          -----------             -----------

                          PARAMOUNT COMMUNICATIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note D - Discontinued Operations

   During the three months ended September 30, 1994, Viacom Inc. entered into a definitive agreement pursuant to which Viacom Inc. agreed to sell the Madison Square Garden Corporation (which includes the Madison Square Garden Arena, The Paramount Theater, the New York Knickerbockers, the New York Rangers and the Madison Square Garden Network, collectively "MSG") to a joint venture between ITT Corporation and Cablevision Systems Corporation for approximately $1.075 billion. The closing of the transaction is subject to certain conditions, including expiration of the Hart-Scott-Rodino waiting period.

   MSG has been accounted for as a discontinued operation, and accordingly, its operating results and net assets have been separately disclosed in the consolidated statements of earnings and balance sheets. Prior year financial statements have been reclassified to conform with the current year presentation. The sale of MSG will result in no after-tax book gain or loss. Summarized operating results and financial position data of MSG are as follows (in millions):



                                                                                   Predecessor Company

                            Three Months                 Three Months                  Three Months                Six Months
                               Ended                        Ended                         Ended                      Ended
                        September 30, 1994              June 30, 1994                October 31, 1993         October 31, 1993
                        ------------------              -------------                ----------------         ----------------
Results of operations:
Revenues                       $36.3                       $113.0                          $63.2                    $120.8
Operating loss                 (13.0)                        (1.2)                          (8.4)                    (17.0)
Benefit for income taxes         5.2                           .4                            3.0                       6.0
Net Loss                        (7.8)                         (.8)                          (5.4)                    (11.0)



                                                                                              Predecessor Company
                                                                     September 30, 1994           March 31, 1994
                                                                     ------------------           --------------
Financial position:
Current assets                                                       $      103.1                 $     94.2
Net property, plant and equipment                                           313.9                      318.7
Other assets                                                                464.1                       93.5
Total liabilities                                                          (126.7)                    (102.2)
                                                                     -------------                -----------
Net assets of MSG                                                    $      754.4                 $    404.2
                                                                     -------------                -----------
                                                                     -------------                -----------

                          PARAMOUNT COMMUNICATIONS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      In March 1994, the Company became a majority owned subsidiary of Viacom Inc. and, in July 1994, the Company became a wholly owned subsidiary of Viacom Inc. (see Note A of Notes to Consolidated Financial Statements). The Company operates in the entertainment and publishing businesses.

The following discussion for the three months ended September 30 1994, reflects the new basis of accounting followed subsequent to the Merger. The Predecessor Company reported revenues of $1.5 billion and operating income of $215.5 million for the three months ended September 30, 1993.


Three Months Ended September 30, 1994 versus September 30, 1993

Entertainment

     Entertainment segment revenues increased 6% to $895.3 million for the three months ended September 30, 1994 from $842.5 million, for the same prior-year period. Operating income increased 145% to $144.6 million from $59.0 million for the three months ended September 30, 1994 compared with the same prior-year period.

Features
     Revenues from features increased 38% to $431.3 million for the three months ended September 30, 1994 from $313.6 million, for the same prior-year period. Theatrical revenues increased due principally to the domestic success of Forrest Gump, Clear and Present Danger and Naked Gun 33 1/3 during 1994 as compared with Indecent Proposal and The Firm during 1993. Home video revenues increased due to higher contributions by Naked Gun 33 1/3 and Addams Family Values compared with Leap of Faith, Fire In The Sky and The Temp during 1993. Pay cable revenues decreased for the quarter, because of a weaker mix of newly available titles compared with the same prior-year period. Revenues from syndication sales of features product increased slightly in the quarter, ended September 30, 1994, compared to the same prior-year period.

      Features operating income was $82.7 million for the three months ended September 30, 1994 compared with operating loss of $23.3 million for the comparable prior-year period. Theatrical results increased due to higher revenues, lower current year feature write-downs as well as a lower cost base resulting from the Merger. Home video operations and syndication operating income increased in the current quarter due to a more profitable mix of titles. Pay cable results decreased in the current three-month period reflecting the decreased revenues and a weaker mix of titles.

Television
      Television programming revenues decreased 36% to $148.1 million for the three months ended September 30, 1994 from $232.3 million for the same prior-year period. Revenues from network series product declined in the quarter due to decreased series production, lower syndication sales for Cheers and decreased syndication sales of other network library titles. Revenues from first-run series product decreased for the current three months, primarily due to lower revenues of the Arsenio Hall Show and Star Trek: The Next Generation.

     Television programming operating income decreased 63% to $3.6 million in the current three months ended September 30, 1994 from $9.9 million for the same prior-year period, reflecting the decreased revenues, partially offset by a lower cost base resulting from the Merger and lower deficit reserves.

Station and Network
      The Station and Network group operating income increased 37% to $18.4 million for the three months ended September 30, 1994 from $13.3 million for the same prior-year period. The Paramount Stations Group operating income increased due to contributions from the September 1993 acquisition of WKBD-TV in Detroit and lower programming costs. The network group results reflect, improved performance of USA Networks, the Company's 50%-owned cable operations, partially offset by certain costs associated with the United Paramount Network.

                          PARAMOUNT COMMUNICATIONS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Paramount Parks
     Revenues for Paramount Parks decreased 4%, to $187.3 million for the three months ended September 30, 1994 from $195.2 million for the same prior-year period, reflecting fewer operating days as compared with the same prior-year period, and a decrease in attendance at the Parks, which were partially offset by increased per capita sales. Operating income decreased 32% to $30.3 million for the current quarter from $43.5 million in the same prior-year period, primarily reflecting the revenue variance and increased operating expenses.

Publishing

      Publishing revenues increased 14% in the three months ended September 30, 1994 to $700.8 million from $613.4 million in the same prior-year period. The results for the current period include contributions from the February 1994 acquisition of Macmillan Publishing Company and certain other assets of Macmillan Inc. (the "Macmillan Acquisition"). The revenue increases were primarily due to contributions from: 1) the Consumer group frontlist titles at the Simon & Schuster trade division, Pocketbooks, and from the Macmillan Acquisition; 2) the Business Technical and Professional group recognized higher sales of newly released computer titles; 3) the Education group reflects contributions from the Macmillan Acquisition for the Higher Education group, partially offset by decreased adoption opportunities and reduced sales of previously adopted products for the Elementary Education and Secondary Education groups; and 4) the International group contributed sales gains in Asia, Australia and Mexico, largely attributable to improved sales of educational products and computer books, along with the contributions from the acquisition of a German computer book publisher and the Macmillan Acquisition.

Publishing operating income increased slightly to $175.3 million for the three months ended September 30, 1994 from $174.6 million for the same prior-year period, reflecting the increased revenues, offset by increased product support and development and operating expenses, and amortization of goodwill associated with the Merger.

Interest and Other Investment Income (Expense), Net

     Earnings for the three months ended September 30, 1994 reflect net interest and other investment expense of $13.6 million compared with net interest and other investment expense of $6.1 million same prior-year period. This increase stems primarily from lower interest and other investment income because of lower average cash equivalents and short-term investments and increased interest expense from net increased borrowings in each of the periods. The lower average cash equivalents and short-term investments and increased borrowings were primarily a result of acquisitions and the funding of the working capital requirements of the Company.

    The Company has entered into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure and/or take advantage of changes in interest rates. The Company accrues as interest expense/income the differential to be paid or received under the agreements as interest rates change over the contract period. At September 30, 1994, the Company had interest rate swap agreements outstanding with major financial institutions in the amount of $1.7 billion (notional amount), of which only $1.1 billion represents interest rate exposure. These agreements change certain of the Company's fixed and variable rate interest costs to alternative variable rates over the terms of the underlying agreements. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by counterparties.

Other

      The  effective  rate for income taxes was 48% for the three  months  ended
September 30, 1994 compared with a 35% rate for the comparable prior-year period. The effective tax rate in 1994 was affected by the amortization of acquisition costs which are not deductible for tax purposes.

      Corporate expenses were $5.3 million for the three months ended September 30, 1994 compared with $18.1 million for the same prior-year period, reflecting lower compensation costs due to the Merger (See Note A of Notes to Consolidated Financial Statements) and the relocation expenses recorded in the prior year.

                          PARAMOUNT COMMUNICATIONS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sale of MSG

      During the three months ended September 30, 1994, Viacom Inc. entered into a definitive agreement pursuant to which Viacom Inc. agreed to sell the Madison Square Garden Corporation (which includes the Madison Square Garden Arena, The Paramount theater, the New York Knickerbockers, the New York Rangers and the Madison Square Garden Network, collectively "MSG") to a joint venture between ITT Corporation and Cablevision Systems Corporation for approximately $1.075 billion. The closing of the transaction is subject to certain conditions, including expiration of the Hart-Scott-Rodino waiting period.


Three Months Ended June 30, 1994 versus June 30, 1993

Entertainment

      Entertainment segment revenues decreased 1% to $729.5 million from $733.9 million while operating income decreased 28% for the three months ended June 30, 1994 compared with the same prior-year period.

Features
      Revenues from features decreased 14% to $235.8 million from $273.0 million for the three months ended June 30, 1994 compared with the same prior-year period. Theatrical revenues decreased in 1994 due principally to the domestic success of Indecent Proposal during 1993. Home video operations and syndication revenues decreased, while pay cable revenues increased.

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

Television
      Television programming revenues decreased 9% to $154.1 million for the three months ended June 30, 1994 from $169.3 million for the same prior-year period. Revenues from network series product declined in the current quarter due to the absence of license fees for the final season of Cheers and decreased license fees due to decreased series production. Revenues from first-run series product increased for the current three months, as contributions from Star Trek:
Deep Space Nine, The Untouchables and Leeza, more than offset lower revenues of The Arsenio Hall Show.

      Television programming operating income increased 54% to $17.9 million in the current three months ended June 30, 1994 from $11.6 million for the same prior-year period. Results from network series product increased in the current period because of lower programming costs. First-run series product operating income increased reflecting the increased revenues.

Station and Network
      The Station and Network group operating income increased 57% to $27.1 million for the three months ended June 30, 1994 from $17.2 million for the same prior-year period. The Paramount Stations Group operating income increased due to contributions from the September 1993 acquisition of WKBD-TV in Detroit as well as higher advertising sales. USA Networks, the Company's 50%-owned cable operations, contributed increased operating income in the current-year period as compared with the same prior-year period.

Paramount Parks
      Revenues for Paramount Parks increased 10% to $128.9 million for the three months ended June 30, 1994 from $117.5 million in the same prior-year period, reflecting the full quarter contribution from the acquisition of Paramount Canada's Wonderland in 1993, partially offset by a decrease in attendance at the Parks. Operating income decreased 32% to $11.1 million for the three months ended June 30, 1994 from $16.3 million in the same prior-year period reflecting decreased attendance revenues.

                          PARAMOUNT COMMUNICATIONS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Publishing

      Publishing revenues increased 25% in the three months ended June 30, 1994 to $469.1 million from $376.0 million in the same prior-year period. The results for the three months ended June 30, 1994 include contributions from the February 1994 acquisition of Macmillan Publishing Company and certain other assets of Macmillan Inc. (the "Macmillan Acquisition"). The revenue increases were primarily due to contributions from: 1) the Consumer group frontlist hardcover titles at the Simon & Schuster trade division and audio releases, additionally the three months ended June 30, 1994 benefited from increased sales of children's books and the Free Press division, both from the Macmillan Acquisition; 2) the Business Technical and Professional group recognized higher sales of newly released computer titles; 3) the Education group reflects contributions from the Macmillan Acquisition for the Higher Education group, partially offset by decreased adoption opportunities and reduced sales of previously adopted products for the Elementary Education and Secondary Education groups; and 4) the International group contributed sales gains in Asia, Australia and Mexico, largely attributable to improved sales of educational products and computer books, along with the contributions from the acquisition of a German computer book publisher and the Macmillan Acquisition.

      Publishing operating income was $35.8 million for the three months ended June 30, 1994 compared with an operating loss of $16.5 million for the same prior-year period reflecting the increased revenues, offset by increased product support and development and operating expenses, amortization of goodwill associated with the Paramount Merger and Macmillan Acquisition, and the three months ended June 30, 1994 benefited from the non-recurrence of a $35 million charge that occurred in 1993 related to the write-down to net realizable value of certain Publishing operations real estate, expected to be sold, and a provision for relocation costs in connection with the planned move of Publishing operations and corporate headquarters.


Interest and Other Investment Income (Expense), Net

      Earnings for the three months ended June 30, 1994 reflect net interest and other investment expense of $15.7 million, compared with net interest and other investment expense of $4.2 million for the prior-year three-month period. This increase stems primarily from lower interest and other investment income because of lower average cash equivalents and short-term investments and increased interest expense from net increased borrowings. The lower average cash equivalents and short-term investments and increased borrowings were primarily a result of acquisitions and the funding of the working capital requirements of the Company.


Other

      The effective rate for income taxes was 35% in the three months ended June 30, 1994 compared with a 34% rate for the comparable prior-year period.

      Corporate expenses were $13.8 million for the three months ended June 30, 1994 compared with $23.9 million for the same prior-year period, reflecting lower compensation costs due to the Merger (See Note A of Notes to Consolidated Financial Statements) and the relocation expenses recorded in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

      In March 1994, the Company became a majority owned subsidiary of Viacom Inc. and, in July 1994, the Company became a wholly owned subsidiary of Viacom Inc. (see Note A of Notes to Consolidated Financial Statements). The Company operates in the entertainment and publishing businesses.

      On July 1, 1994, Viacom Inc. entered into an aggregate $6.489 billion credit agreement ("Viacom Credit Agreement") and Viacom International Inc. and certain of it subsidiaries entered into a $311 million credit agreement

                          PARAMOUNT COMMUNICATIONS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


("Viacom International Credit Agreement") each with certain banks, the proceeds of which were used to refinance bank debt of Viacom Inc., Viacom International and the Company. On September 29, 1994, Viacom Inc., entered into an aggregate $1.8 billion credit agreement (the "$1.8 billion Credit Agreement") with certain banks, the proceeds of which were used to refinance the previously existing bank debt of Blockbuster Entertainment Corporation.

      The Viacom Credit Agreement and the $1.8 billion Credit Agreement are guaranteed by Viacom International and the Company. In addition, the Viacom International Credit Agreement is guaranteed by Viacom Inc. and the Company. Viacom International's 8.75% Senior Subordinated Notes, 9.125% Senior Subordinated Notes and 10.25% Senior Subordinated Notes, are each guaranteed by Viacom Inc.

      The Company finances and expects to continue to finance its operations including cash requirements of its joint ventures through internally generated cash flow, and capital contributions from its parent company, Viacom Inc. In connection with the Merger described in Note A to the consolidated financial statements, subsequent to its January 1994 dividend, the Company has discontinued its regular quarterly dividend payment.

      Viacom Inc. expects to fund its anticipated operating, investing and financing cash requirements, with internally generated funds and with various external sources of funds, including additional financings and the sale of non-strategic assets, as such opportunities may arise, such as the expected sale of the operations of Madison Square Garden.

                          PARAMOUNT COMMUNICATIONS INC.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters for a Vote of Security Holders.

          A Special Meeting of Stockholders of Paramount Communications Inc. ("Paramount") was held on July 6, 1994. The approval of the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") dated as of February 4, 1994, as further amended as of May 26, 1994, among Viacom Inc. ("Viacom"), Viacom Sub Inc., a wholly owned subsidiary of Viacom, and Paramount, was voted upon at the meeting.

          The votes cast for, against or abstaining from the approval of the Merger Agreement were as follows:

 Votes For:                      Votes Against:                Abstentions:
101,710,889                         539,541                       218,033


Item 6.  Exhibits and Reports on Form 8-K.

(a)       Exhibits.

          10.1 Employment Agreement, dated as of August 1, 1994, between Viacom Inc. and Frank J. Biondi, Jr. (filed herewith). Agreement under the Viacom Inc. 1994 Long-Term Management Incentive Plan, dated as of August 18, 1994, between Viacom Inc. and Frank J. Biondi, Jr. (filed herewith).

          27.1 Financial Data Schedule.

(b)       Reports on Form 8-K for Paramount Communications Inc.

          Current Report on Form 8-K, dated July 7, 1994, relating to the merger of Viacom Sub Inc., a wholly owned subsidiary of Viacom Inc. ("Viacom Sub"), with and into Paramount Communications Inc. ("Paramount"), pursuant to the Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994, as further amended as of May 26, 1994, among Viacom Inc., Viacom Sub and Paramount.

          Current Report on Form 8-K, dated July 22, 1994, relating to the aggregate $6.489 billion credit agreement, entered into by Viacom Inc. on July 1, 1994 and the respective guarantees of Paramount Communications Inc. ("Paramount") and Viacom International Inc. ("Viacom International") thereto; and to the $311 million credit agreement entered into by Viacom International and certain of its subsidiaries on July 1, 1994 and the respective guarantees of Paramount and Viacom Inc. thereto.

          Current Report on Form 8-K, dated September 1, 1994, relating to the Agreement and Plan of Merger entered into among Viacom Inc., Paramount Communications Realty Corporation, ITT, Rainbow Garden Corporation and MSG Holdings, L.P.; and to the agreement to sell the assets of television station WTXF in Philadelphia, Pennsylvania to Fox Television Stations, Inc.

                          PARAMOUNT COMMUNICATIONS INC.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              PARAMOUNT COMMUNICATIONS INC.



Date:   November 21, 1994                     By: /s/ George S. Smith, Jr.
                                                 -------------------------
                                                    George S. Smith, Jr.
                                                   Senior Vice President
                                                and Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                              EXHIBIT INDEX
                              -------------





Exhibit                       Description
- -------                       -----------

10.1 Employment Agreement, dated as of August 1, 1994, between Viacom Inc. and Frank J. Biondi, Jr.
                   Agreement under the Viacom Inc. 1994 Long-Term
                   Management Incentive Plan, dated as of August
                   18, 1994, between Viacom Inc. and Frank J. Biondi, Jr.

27.1               Financial Data Schedule.